Form 10-K
period 1995-02-28
BCT INTERNATIONAL INC /
filed 1995-05-26
CIK 351541

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended February 28, 1995                            Commission file no. 0-10823
      -----------------                                                -------

                            BCT INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                       22-2358849
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation of organization)

       3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida  33306
       ----------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (305) 563-1224
                                                     --------------

Securities registered pursuant to Section 12 (b) of the Act:
                                     NONE
                                     ----

Securities registered pursuant to Section 12 (g) of the Act:

                    COMMON STOCK, par value $.04 per share
                    --------------------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [   ]

          The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at May 15 , 1995 was approximately $14,914,198.

            The number of shares outstanding of Registrant's Common Stock, par value $.04 per share, at May 15 , 1995 was 4,778,740.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE
                                     ----

This document consists of 53 pages.

The Index to exhibits appears on pages 25 through 26.

Item 1.     Business
- -------     --------

            (a)   General
                  -------

          BCT International, Inc. (the "Company") is a holding company with two wholly-owned subsidiaries: Business Cards Tomorrow, Inc., a Florida corporation directly owned by the Company ("BCT"); and BCT Delray, Inc., a Florida corporation directly owned by BCT ("BCT Delray"). BCT operates the Business
Cards Tomorrow system, the world's largest wholesale printing chain.   Since its
founding in 1975, the system has grown to include 98 "Business Cards Tomorrow Plants" (the "Plants") specializing in trade thermography production in 37 states and Canada.

          All but two of the Plants are owned by franchisees; one Plant is owned by BCT Delray, which acquired the Plant in June 1993, and the other Plant is held by BCT, which acquired the Plant in December 1994. BCT's operations also include the Pelican Paper Products Division which supplies paper products to the BCT Plants. The Company operates in a single industry segment: the franchising, ownership and operation of and sale of paper products to trade thermography production facilities, i.e., the BCT Plants.


            (b) Narrative description of the business
                -------------------------------------

Business Cards Tomorrow, Inc.
- -----------------------------
                                    General
                                    -------

          The Plants typically operate through the placement of business card and stationery catalogs with commercial and retail "quick" printers, office superstores, forms brokers, office supply companies and stationers in the Plants' trade areas. These catalogs are utilized by printers, office superstores, forms brokers, office supply companies and stationers to secure orders from their customers for thermographed printed products. Such orders are normally picked up daily by the Plants' route drivers, who also deliver products previously ordered. The Plants specialize in the "fast turnaround" of their products, delivering some items, such as business cards printed in black ink, in one business day, with most products being delivered within one week of the date of order. While most Plants receive at least some orders by mail and fax, this normally does not constitute a major portion of a Plant's business.

          Thermography is a specialized printing process that gives a raised printing effect similar to engraving and requires specialized equipment and operating techniques. Most commercial and "quick" printers and office superstores choose not to invest in this specialized equipment, preferring to subcontract this type of work to wholesale "trade" printing companies such as Business Cards Tomorrow Plants that specialize in thermography.

          BCT supplies business card, stationery, rubber stamp and wedding invitation and social stationery catalogs to its Plants and also sells them the paper products featured in the catalogs through its Pelican Paper Products division ("PPP").

          PPP is a supplier of paper products for the BCT Plants. PPP purchases raw paper directly from paper mills and paper brokers and utilizes the services of converters to convert the raw material to finished paper products. PPP utilizes three public storage facilities located strategically throughout the United States to house and ship out paper products to the Plants.

          BCT markets its franchise operations to potential franchisees through major business newspapers as well as printing trade publications. The development of a specific market is determined by a number of different criteria, including resources available, customer base and operating efficiencies. In order for BCT to penetrate franchise markets, it has assembled an experienced staff, certain members of which have expertise in franchise development. BCT has developed the BCT franchise network primarily through the sale of franchises to third parties. BCT Delray and BCT each own and operate a Plant (the "Company Plants"). BCT Plants are located throughout the Continental U.S. and Hawaii and Canada. As demographics change and develop, the potential for new markets may expand. As of May 1995, BCT has identified between 30 - 45 franchise markets available for sale.

          BCT derives revenues from five principal sources: royalties, which are based on a percentage of sales from the BCT Plants; franchise fees from newly franchised Plants and resale fees from the resale of operating Plants; sales of paper products to franchisees; catalog and miscellaneous equipment and parts sales classified as printing sales; and gross revenue from the Company Plants.

          As of May 1, 1995, 98 BCT Plants are in operation in 37 states and Canada. The current number of Plants compares with 97 and 92 Plants in operation on May 1, 1994 and 1993, respectively. Total BCT system sales reached approximately $80,000,000 for fiscal 1995, an average of $824,000 per franchise, compared to total and average sales of $74,000,000 and $792,000 for fiscal 1994, and $69,000,000 and $750,000 for fiscal 1993, respectively.

          BCT receives either a 5% or 6% royalty fee based on gross BCT Plant sales for original 15 - 25 year contracts. The royalty fee is dependent on the initial franchise agreement date. Generally, agreements dated through mid-1986 carry 5% royalties. Thereafter, the 6% royalty applies. Certain franchise agreements are up for renewal. The Company has developed a renewal royalty scale for these Plants. See "Franchises" below for a detailed description. For fiscal years ended 1995, 1994 and 1993, continuing franchise royalties comprised approximately 34%, 31% and 33% of total revenue, respectively. Pelican Paper Products sales to the franchisees for fiscal years ended 1995, 1994 and 1993 were approximately 59%, 57% and 55% of total revenue, respectively.

                                 Raw Materials
                                 -------------

          The primary raw materials of the BCT Plants are paper products which are readily available from numerous industry suppliers. It is common practice within the paper industry to place minimum order levels when ordering specific materials. In addition, the need to maintain a complete stock of raw materials for all items listed in BCT's catalogs requires significant continuing inventory investment. Consequently, PPP frequently carries higher levels of inventory than what is required according to PPP's customer demands. While BCT, through PPP, sells paper products to its franchised Plants and the Company Plants, the Plants are under no obligation to purchase these products from BCT and all such products are available from other suppliers.

          The paper industry does suffer periodic shortages of specific paper products as well as price fluctuations caused by supply and demand changes, but these shortages and price fluctuations typically affect all similar types of printers in an industry such as "trade" thermographers and can generally be mitigated through the use of alternate supply sources in the industry and substitution with similar products. Any increases in the cost of paper from the mills is generally passed on to the Plants. It is not considered by BCT as very likely that any of its Plants would be out of operation for any significant period of time due to an unavailability of raw materials resulting from major supply or price changes in the paper industry.

                                   Franchises
                                   ----------

          BCT's franchise agreements with individual franchised Plants are typically for a 15-to-25 year period and are renewable for additional 10-year periods. The right to renew is contingent upon the franchisee not being in default under any material term of the franchise agreement. BCT may terminate a franchise agreement under certain circumstances where the franchisee is in material default under the franchise agreement and has not cured such default(s) after notice from BCT. BCT's existing franchise agreements with individual Plants have an average remaining term of approximately 16 years.

          Beginning in fiscal 1996, certain franchise agreements are up for renewal. There are 16 Plants that come up for renewal in 1996 - 1998, and in the subsequent 10 years, three Plants come up for renewal. In fiscal 1995, management established a program to induce early renewal of its franchise agreements. The Company began negotiating with each renewal candidate as to the terms of its renewed franchise agreement. The renewal royalty scale that the Company initiated is as follows:


              Gross Sales For         Royalty
              Each Quarter            Percentage
              ------------            ----------
                  $0 to $375,000      5.0 %
            $375,001 to $500,000      4.5 %
            $500,001 to $750,000      4.0 %
            $750,001 or more          3.5 %

          The renewal royalty scale is based on total sales, not incremental sales. For example, if a Plant increases quarterly sales from $350,000 to $380,000, its aggregate royalty will decrease from $17,500 ($350,000 x .05) to $17,100 ($380,000 x .045). This renewal scale is designed to provide a strong incentive for growth of Plant revenues beyond the $1.5 million annual level. For the fiscal year ended 1995, average Plant sales were $824,000. It is not anticipated that this renewal royalty scale will have an adverse effect on the Company's royalty revenues.

          As of February 28, 1995, a new franchisee is required to pay an initial fee of $85,000, which consists of a $35,000 franchise fee and a $50,000 opening package fee, and an ongoing royalty of 6% of the gross sales of the franchised Plant. Additionally, a new franchisee must obtain an initial equipment and furnishings package at a cost of approximately $175,000. This package may be purchased from BCT or from other sources as long as it meets the standards of performance established by BCT. Each franchisee is typically expected to obtain his own financing, but BCT may aid the franchisee in obtaining such financing. In fiscal 1993, BCT accepted interest-bearing term notes from franchisees as a condition of the sale of their franchises. BCT did not finance any sales of franchises in fiscal 1995 and 1994.

          Each new BCT franchisee is required to attend a two week training session at BCT's National Training Center in Fort Lauderdale, Florida. This training consists of equipment orientation and business management, marketing and sales techniques required to operate a successful Plant. Upon completion of the initial training, BCT furnishes a qualified field representative for a period of ten days to instruct the franchisee in the operation of his Plant, advise in the hiring of personnel and assist in the establishment of standard operating procedures.

          BCT also provides ongoing support to its franchisees through periodic regional seminars, annual conventions, and visits from Company management and field representatives. During fiscal 1993, management strengthened its operational support of the franchisees by ensuring that each franchisee would receive operational visits annually. These visits are scheduled on a priority basis depending on the relative needs of the franchisees. An operational visit consists of an overview of the Plant's production, sales and marketing efforts and financial performance.

               Wedding Invitations and Social Stationery Catalog
               -------------------------------------------------

          BCT introduced its Wedding Invitations and Social Stationery Catalog in February 1993. The introduction of this product line enables the BCT franchise system to directly compete, product line by product line, with its two major national competitors. See "competition". BCT is utilizing its Company Plants and three franchised Plants to refine the implementation of this product line. The artwork for the designs is proprietary to BCT, which has prevented competitors from replicating the Catalog. BCT anticipates a staged implementation of this product line over a three-year period. A thorough marketing study of the Wedding Invitations and Social Stationery Catalog and its product line has been initiated by the Company to assist it in repositioning the Catalog. The Plants will also place the Catalog with commercial and retail "quick" printers, office superstores, office supply companies and stationers in the Plants' trade areas. Presently, this represents the Catalog's primary market. The marketing study will also address the Catalog's existing primary market and perhaps the expansion of it. Orders will be generated, received, produced and delivered similarly to the business card and stationery orders.

          BCT's decision to enter the wedding and social industry market was based in large part on the size and growth of this market. According to the September 2, 1991 issue of Forbes Magazine, the wedding industry is a $32 billion annual business with wedding invitations and ensembles comprising approximately $700 million annually. The May 1993 issue of Quick Print Magazine stated that the average printer brokers $7,200 in wedding invitations yearly.

                                 Company Plants
                                 --------------

          BCT, through its wholly-owned subsidiary BCT Delray, acquired its first Company Plant in June 1993, in Delray Beach, Florida, (the Delray Company Plant). In December 1994, BCT acquired another Company Plant in Honolulu, Hawaii. BCT intends to make additional acquisitions of franchised Plants in future years as appropriate opportunities arise. BCT utilizes the Company Plants as its test sites for the improvement of the BCT operating system as well as the testing of new products.

                             Rubber Stamps Tomorrow
                             ----------------------

          During fiscal 1989, BCT introduced its "Rubber Stamps Tomorrow" ("RST") franchise concept. In January 1990, after 15 months of evaluation, it was determined that RST could not be developed as a stand alone franchise concept but was a valuable additional product line for the BCT system. As a result, BCT entered into an agreement with the company that initially developed and test marketed the RST concept to purchase all tradename, trademark, service mark and related rights as they pertain to the Rubber Stamps Tomorrow name. Effective September 1, 1994, BCT incorporated the RST program into the BCT operating system, requiring all franchised Plants to implement the RST program as part of their franchise. Each participating BCT Plant is required to pay an ongoing royalty of 5% to 6% of the gross sales of rubber stamp products depending upon the initial franchise agreement date.

                                  Competition
                                  -----------

          The Company and its franchisees compete with other franchisors, franchisees and independent operators in the graphic arts industry, some of whom may be better established and/or have greater resources than the Company and its franchisees. While the Company believes that its BCT franchise system is the leading supplier of thermographed business cards to printers throughout the United States (supported by the May 1993 Quick Print Magazine "Supply and Services Survey," indicating a 23% market share in the brokered printing category for business cards), there can be no assurances that competitors will not imitate or improve upon the Company's business strategy. BCT's major national competitors are Regency Thermographers and Carlson Craft; however, BCT's franchisees also compete with numerous local and regional operations. BCT's franchisees compete primarily on the basis of turnaround time, quality and close customer contact.

                            Trade and Service Marks
                            -----------------------

          The Company has received federal registration of the names "Business Cards Tomorrow" and "BCT International, Inc." and the BCT commercial logo, as well as the names and commercial marks for "Typesetting Express", "Engraving Tomorrow", "Thrift-T-Cards", "Thermo-Rite", and "Rubber Stamps Tomorrow".

                            Research and Development
                            ------------------------

          The Company performs ongoing research and development seeking improvements in the operating procedures and products of its franchises. These activities are primarily done at the Delray Company Plant and at the Company's
corporate headquarters.   Also, the Company often requests individual
franchisees to perform tests of various equipment, materials or techniques in an actual production environment.

          In fiscal 1993, the Company began a new research and development project known as Advanced Management Operating System ("AMOS"). In order for individual BCT Plants to expand to a multi-million dollar sales level, a system must be created to provide control over the expanded production, thus resulting in increased profitability. The integral components of the AMOS system are as follows: composition; verification; computer generated grouping; job tracking; integration of accounts receivable and collections; and generation of advanced management reports. The Company has utilized the services of experienced computer system design consultants; to expedite the completion of the test phase and make AMOS operational. In March of 1995, the AMOS test phase was completed, and AMOS is fully operational. The BCT Plants will be leasing the AMOS software, at a nominal monthly rate from the computer system design consultants. To date, the Company has incurred expenses totalling $518,000 for the research and development of AMOS. During fiscal 1995, 1994 and 1993, the Company spent approximately $279,000, $367,000 and $283,000 on research and development, respectively.

                             Government Regulation
                             ---------------------

          The Federal Trade Commission has adopted rules relating to the sales of franchises and disclosure requirements to potential franchise purchasers. Additionally, various states have adopted laws regulating franchise sales and operations. As a franchisor, the Company is required to comply with these federal and state regulations and believes that it is not operating in violation of any of these regulations.

                                   Employees
                                   ---------

          The Company has 69 employees, all of whom are located at either (i) the Company's corporate headquarters in Fort Lauderdale, Florida, (ii) the Company's printing facility in Fort Lauderdale, Florida, or (iii) the Company Plants in Delray Beach, Florida and Honolulu, Hawaii.


       Financial Information Relating to Foreign and Domestic Operations
       -----------------------------------------------------------------


                        February 28,  February 28,  February 28,
                            1995          1994          1993
                        ------------  ------------  ------------
Revenue:
 Foreign operations      $   779,000   $   717,000   $   642,000
 Domestic operations     $12,765,000   $12,404,000   $10,050,000

Operating Profit:
 Foreign operations      $   112,000   $   103,000   $    40,000
 Domestic operations     $   919,000   $   665,000   $   738,000

Identifiable Assets:
 Foreign operations      $   251,000   $   352,000   $    61,000
 Domestic operations     $ 9,767,000   $ 7,429,000   $ 5,682,000

Item 2.         Properties
- -------         ----------

  The Company's corporate headquarters are located at 3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida, and occupy approximately 8,200 square feet. The lease on this facility continues to October 1997 at a monthly rental of approximately $8,400. In May 1995, PPP leased 1,200 square feet of space on the Fourth Floor of the same building. The lease on this facility continues to October 1997 at a monthly rental of approximately $1,200.

  A Company Plant is located in Delray Beach, Florida, in a facility containing approximately 6,000 square feet, which is leased for a monthly rental of $3,000. The lease on this facility continues through April 2000.

  Another Company Plant is located in Honolulu, Hawaii, in a facility containing approximately 4,200 square feet, which is leased for a monthly rental of $5,000. The lease on this facility continues through May 1997.

  The Company also leases approximately 7,560 square feet of space in Fort Lauderdale, at a monthly rental of approximately $5,000, for use as a Company printing and training facility. The lease on this facility continues through February 1997.

  Management believes that the Company's existing facilities are adequate for the foreseeable future and that additional suitable facilities will be available at commercially reasonable rates.

Item 3.      Legal Proceedings
- -------      -----------------

 (a) Varrieur v. BCT International, Inc.
     -----------------------------------

  On April 28, 1989, Douglas B. Varrieur, a former officer and director of the Company, filed suit against the Company in the Circuit Court for Hillsborough County, Florida. Varrieur's complaint was based on the Company's April 19, 1989 termination for cause of his five-year employment agreement with the Company dated August 4, 1988 (the "Employment Agreement"). The Employment Agreement provided for an annual salary of $104,000 together with certain other benefits and was entered into in connection with the Company's acquisition on that date of a controlling interest in Print Shack International, Inc. ("Print Shack"), from Varrieur and certain other Print Shack shareholders. Pursuant to the Employment Agreement, Varrieur served as an executive officer of the Company and Print Shack. Print Shack generated massive losses for the Company and was shut down in fiscal 1991.

  Varrieur's complaint is based on his allegation that the Company did not have good cause to terminate his employment and therefore breached the Employment Agreement. The original complaint contained four counts: Count I sought unspecified money damages based on the alleged breach of the Employment Agreement; Count II sought specific performance of the Employment Agreement, i.e., that Varrieur be reinstated; Count III sought cancellation and rescission of the August 4, 1988, agreement pursuant to which the Company acquired Varrieur's 44% interest in Print Shack (the "Stock Purchase Agreement"); and Count IV sought a declaratory judgment to the effect that the three-year non-competition covenant of the Employment Agreement is unenforceable.

  The court dismissed with prejudice all of Varrieur's initial claims, except for Count I. In the fall of 1993, Varrieur amended his complaint to assert a claim (new Count III) for an alleged breach by the Company of its agreement to indemnify him and his wife against personal liability arising from debts of Print Shack. This claim was based on a suit filed by a Print Shack creditor against the Company, the Varrieurs as guarantors and others based on a promissory note issued by Print Shack. The Company assumed full responsibility for defending this action and settled it in January 1994, thereby extinguishing the subject debt. Varrieur is seeking, pursuant to his indemnification claim, to recover damages in excess of $1,750 in the form of legal fees, together with unspecified damages allegedly arising from damage to his credit.

  Discovery proceedings began in May 1990 and have continued on a sporadic basis. In November 1994, Varrieur moved to set the case for jury trial. In March 1995, the court denied Varrieur's motion, finding that he had previously waived his right to jury trial. In April 1995, Varrieur appealed the court's decision denying him a jury trial.

  The Company intends to vigorously contest Varrieur's claim, including the pending appeal. Based on the facts available to it and the advice of counsel, the Company believes that it had good cause for terminating Varrieur, and that Varrieur's claim is without merit.

  It is the opinion of the Company's management and counsel that the likelihood that Varrieur's claim will have a material adverse effect on the consolidated financial position and results of operations of the Company is remote.


 (b) Garrett v. American Franchise Group, Inc. and William A. Wilkerson.
     ------------------------------------------------------------------

  On July 1, 1992, Michael J. Garrett, the Company's former chief financial officer, who was terminated in May 1992, filed suit in the Circuit Court for Broward County, Florida, against the Company and its directors. The complaint alleged that Garrett was wrongfully discharged in violation of the Florida Whistle-blowers Act of 1986, Florida Statutes Section 112.3187 (the "Act"). The
                             ------- --------
complaint also alleged that the Company owed Garrett $14,580 in back pay accrued through the date of termination.

  On July 21, 1992, the Defendants filed a motion to dismiss Garrett's claim under the Act with prejudice on the grounds that the Act applied only to public employees. In addition, the Defendants moved for an award of attorney's fees pursuant to the Act.

  On September 29, 1992, the parties, acting through their respective counsel, entered into a stipulation of settlement pursuant to which Garrett dismissed with prejudice his claim under the Act, together with any and all other claims which he might have arising from the termination of his employment, and the Defendants dismissed with prejudice their claim for attorney's fees.

  On December 4, 1992, Garrett, acting through new counsel, served an amended complaint against the Company and its Chairman and CEO, William A. Wilkerson. Garrett sought damages in excess of $500,000 from the Company based on his employment agreement dated January 1, 1986, which he claimed was still in effect. He also sought unspecified damages against Wilkerson for allegedly tortiously interfering with his business relationship with the Company by allegedly making false representations to induce the Company's Board of Directors to terminate Garrett.

  The Company moved to dismiss the amended complaint with prejudice on the grounds that (i) Garrett's employment agreement expired on January 1, 1991, and
(ii) the stipulation barred Garrett from asserting any further claims arising from his termination.

  At the December 29, 1992 hearing on the Company's motion to dismiss, Garrett's new counsel argued that Garrett's original counsel did not have authority to enter into the stipulation. The court dismissed with prejudice Garrett's claim against the Company based on the employment agreement, finding that the agreement had expired by its terms in 1991. The court denied the motion to dismiss with respect to the claim against Wilkerson, indicating that evidence would need to be taken with respect to the stipulation.

  On January 28, 1993, Garrett served a second amended complaint against the Company and Wilkerson, restating his claims for back pay and tortious interference and adding two new counts: (i) a count seeking a declaratory judgment to the effect that the stipulation is unenforceable based on the alleged lack of authority of Garrett's initial counsel, alleged fraud by the Company's counsel, and certain procedural grounds; and (ii) a claim for wrongful discharge under Section 448.102, Florida Statutes, which prohibits the discharge
                                 ------- --------
of private employees based on their threats to disclose or refusal to participate in violations of law. Pursuant to this claim, Garrett sought reinstatement to his former position, together with back pay and benefits and attorney's fees.

  On February 12, 1993, the Company filed its answer denying all of Garrett's material allegations and further asserting as affirmative defenses (i) that Garrett had been paid all compensation accrued through the date of termination, and (ii) that all of Garrett's claims, except for his claim for back pay accrued through termination, were barred by the stipulation.

  On November 8, 1993, the court held a non-jury trial on Garrett's declaratory judgment count, pursuant to which Garrett sought a judgment to the effect that the settlement stipulation was unenforceable. On November 15, 1993, the court entered a final declaratory judgment in favor of the Company and Wilkerson, holding that the stipulation was enforceable and operated to bar all claims by Garrett arising from the termination of his employment.

  On December 2, 1993, the Company and Wilkerson moved, based on the declaratory judgment, to dismiss with prejudice Garrett's principal remaining counts, i.e., Count III seeking to hold Wilkerson liable for allegedly fraudulently inducing the Company's Board of Directors to terminate Garrett, and Count IV seeking back pay and reinstatement based on Section 448.102.

  On April 14, 1994, the motion to dismiss by the Company and Wilkerson was granted, and Counts III and IV of the second amended complaint were dismissed with prejudice. On May 2, 1994, Garrett filed his notice of appeal of the trial court's decision. The trial court's decision in favor of the Company and Wilkerson was affirmed by the appellate court on January 25, 1995.

  The Company has paid the undisputed portion of Garrett's back pay claim so that his claim is now limited to a disputed amount of approximately $7,700. The Company intends to vigorously contest Garrett's remaining claim for back pay, which it believes to be without merit and in any event not material.

Item 4.  Submission of Matters to a Vote of Securities Holders
- -------  -----------------------------------------------------

  No matters were submitted to a vote of securities holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended February 28, 1995.

Item 5.  Market for Registrant's Common Stock and Related Security Holder
- -------  ----------------------------------------------------------------
         Matters
         -------

  The Company's Common Stock is traded in the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Stock Market's National Market under the symbol "BCTI".

  The following table sets forth, for the quarters indicated, the high and low closing bid prices in the NASDAQ Small Cap Market for a share of common stock as reported by NASDAQ through February 15, 1995, and the closing price for the common stock as reported on the NASDAQ National Market since February 15, 1995. The NASDAQ quotations through February 15, 1995 represent prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                    Fiscal Quarters       High    Low
                -----------------------  ------  ------

1994
                First Quarter             $3.38   $2.75
                Second Quarter            $3.50   $2.62
                Third Quarter             $2.62   $1.87
                Fourth Quarter            $3.31   $2.00

1995            First Quarter             $3.38   $2.50
                Second Quarter            $3.38   $2.63
                Third Quarter             $5.63   $3.25
                Fourth Quarter            $5.38   $4.38

1996
                First Quarter
                (through May 15, 1995)    $5.38   $4.62

 On May 15, 1995, the closing price per share of common stock, as reported by NASDAQ, was $5.00.

  There is currently no established public trading market for any securities of the Company other than the common stock.

  The approximate number of holders of record of the Company's common stock as of May 15, 1995 was 1,023.

  During the fiscal years ended February 28, 1995, 1994, and 1993, no cash dividends were declared on the outstanding Common Stock. The declaration of dividends on Common Stock was prohibited by the loan covenants with the Company's bank. The Company's loan with the bank was satisfied in February 1994. The Company has no plans to pay any dividends on the common stock.

Item 6. Selected Financial Data                                            000's
- -------------------------------                                           omitted
                                                                          --------
CONTINUING OPERATIONS            FEB. 28,   FEB. 28,  FEB. 28,  FEB. 29,  FEB. 28,
 for the fiscal year ended:        1995       1994      1993      1992      1991
                                 --------   --------  --------  --------  --------
REVENUES:
  Continuing Franchisee Fees
    and Commissions              $ 4,540    $ 4,004    $ 3,517    $2,993   $ 2,675
  Paper Sales                      7,926      7,537      5,849     5,045     4,713
  Printing Sales                     508        514        675       574       351
  Sales of Franchises                466        957        573       189       328
  Interest and Other Income          104        109         78       108       106
                                 -------    -------     ------    ------   -------
                                  13,544     13,121     10,692     8,909     8,173
                                 -------    -------     ------    ------   -------


EXPENSES:
  Cost of Paper Sales              6,512      6,238      5,198     4,457     4,178
  Cost of Printing Sales             385        290        338       364       196
  Cost of Franchises Sold            326        691        402       122       186
  Selling, General and
    Administrative                 4,664      4,137      3,158     3,501     2,791
  Research and Development
    Costs                            279        367        283       123        68
  Depreciation and
    Amortization                     286        338        239       215       241
  Interest and Other                  61        292        296       424       237
                                 -------    -------     ------    ------   -------
                                  12,513     12,353      9,914     9,206     7,897
                                 -------    -------     ------    ------   -------
Subordinated Debenture
  Conversion Expense                 ---        ---        ---       331       ---
Loss on Disposal of
  Rental Properties                  ---        ---        ---        75       642
Income tax benefit                   124         93        ---       ---       ---
                                 -------    -------     ------    ------   -------
Income (Loss) From
  Continuing Operations            1,155        861        778      (703)     (366)
Extraordinary Item:
  Gain on early
   extinguishment of debt            ---        ---         53       ---       ---

DISCONTINUED OPERATIONS:
Loss from Operations of
  Discontinued Subsidiary            ---        ---        ---       ---      (456)(1)
Loss on Disposal of Net
  Asset of Subsidiary
  including Provision of
  $38 for Operating Losses
  During Phase Out Period            ---        ---        ---       ---    (1,258)(1)
                                 -------    -------     ------    ------   -------
Net Income (Loss)                $ 1,155    $   861     $  831    $ (703)  $(2,080)
                                 =======    =======     ======    ======   =======

     (1) During fiscal 1991, the Company disposed of the PrintShack subsidiary.

Item 6.  Selected Financial Data (continued) 000's omitted (except for per
- -------  -------------------------------------------------
         share data)

   For the fiscal year ended:       FEB. 28, 1995  FEB. 28, 1994  FEB. 28, 1993  FEB. 29, 1992  FEB. 28, 1991
                                    -------------  -------------  -------------  -------------  -------------
Earnings (loss) per Common Share:
Income (loss) from
  continuing operations
    Primary                         $   .18         $  .17         $  .27         $ (.29)        $  (.19)
    Fully diluted                       .18            .10            .19         $ (.29)           (.19)

Extraordinary Item:
    Primary                             ---            ---            .02            ---             ---
    Fully diluted                       ---            ---            .01            ---             ---

Discontinued Operations:
    Primary                             ---            ---            ---            ---            (.88)
    Fully diluted                       ---            ---            ---            ---            (.88)

    Net Income (loss)
                                    -------         ------         ------         ------         -------
    Primary                         $   .18         $  .17         $  .29           (.29)          (1.07)
                                    -------         ------         ------         ------         -------
    Fully Diluted                   $   .18         $  .10         $  .20           (.29)          (1.07)
                                    =======         ======         ======         ======         =======
Total Assets                        $10,018         $7,781         $5,743         $5,137         $ 5,445
Long-term debt                      $    48         $  459         $2,073         $2,619         $ 3,004
Preferred stock                     $   810         $1,622         $  765         $  ---         $   ---
Net Working Capital                 $ 5,542         $1,067         $1,153         $   22         $    11
Stockholders' Equity (2)            $ 7,759         $2,290         $1,247         $  299         $    24


(2) During the five fiscal years ended February 28, 1995, no cash dividends have been declared on the common stock outstanding.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
- -------  -----------------------------------------------------------------------
         of Operations
         -------------

Fiscal 1995 Compared to Fiscal 1994
- -----------------------------------

          Total revenue for fiscal 1995 increased by $423,000 or 3% over the prior fiscal year. Royalty revenue increased by $536,000 or 13%; paper sales increased by $389,000 or 5%; revenue from the Company Plants increased by $189,000 or 29%; and revenue from franchise Plant sales decreased by $491,000 or 51%, reflecting the sale of two franchises. The decline in franchise Plant sales is not indicative of a lack of marketable territories. The Company is aggressively seeking experienced franchise sales staff to strengthen its franchise sales department.

          Cost of goods sold as a percentage of revenues for fiscal 1995, at 54%, was consistent with the comparable percentage for fiscal 1994. Cost of goods sold includes a $100,000 reserve for slow-moving inventory related to the Wedding and Social Stationery Catalog. The Company has engaged a marketing consultant to assist management in the repositioning of its Wedding and Social Stationery Catalog and product line. Selling, general, and administrative expenses represented 34% and 31% of gross revenues in fiscal 1995 and 1994, respectively. The primary causes of the increase in selling, general and administrative expenses as a percentage of revenues were the increased expenses associated with (i) the Company Plants' operations (a $233,000 or 27% increase over the prior year's level) and (ii) the Company's formalization of its marketing department. The costs associated with the marketing department in fiscal 1995 increased by $153,000 (58%) from the prior year's level.

          With the retirement of the Company's convertible subordinated debentures and various notes payable, interest expense decreased by $231,000 or 79%, during fiscal 1995.

          The Company had income from continuing operations of $1,155,000 for fiscal 1995, which compared favorably to income of $861,000 for fiscal 1994.

Fiscal 1994 Compared to Fiscal 1993
- -----------------------------------

          Total revenue for fiscal 1994 increased $2,429,000 or 23% over the prior fiscal year. Royalty revenue increased by $487,000 or 14%; paper sales increased by $1,037,000 or 18%; revenue from the Company Plant, which opened in June 1993, totaled $651,000; and revenue from franchise Plant sales increased by $383,000 or 67%, reflecting the sale of five new franchises and three additional territories. The revenue growth also reflects the use of the new business card catalog by 95% of the franchisees, the impact of the Company obtaining two large national accounts, the purchase of all the Canadian sub-franchise agreements and the commencement of operations of the Company Plant.

          Cost of goods sold as a percentage of revenues for fiscal 1994, at 55%, was consistent with the comparable percentage for fiscal 1993. Selling, general and administrative expenses represented 31% and 30% of gross revenues in fiscal 1994 and 1993, respectively. The primary increase in the selling, general and administrative expenses related to expenses associated with the operations of the Company Plant. The Company incurred nonrecurring legal expenses in the amount of approximately $100,000 in fiscal 1994.

          In fiscal 1994, the Company continued to expend significant funds for research and development. The increase in these costs from the prior year was $84,000 or 30%.

          The Company had income from continuing operations of $861,000 for fiscal 1994, which compared favorably to an income of $778,000 for fiscal 1993.

Liquidity and Capital Resources
- -------------------------------

          As of March 31, 1994, upon the completion of the Series B convertible preferred stock private placement, the Company had received net proceeds of $1,973,000 and issued 2,225,000 shares of the Series B convertible preferred stock at $1.00 per share. At February 28, 1994, a principal amount of $1,682,000 was outstanding under the Company's Series A 11% convertible subordinated debentures (the "Debentures"). A total of $1,180,000 of the preferred stock proceeds was utilized to pay off the Debentures; $402,000 of the Debentures were converted to Common Stock, and $100,000 of the Debentures owned by the Company's Chairman were exchanged for preferred stock. See Item 13:
"Certain Relationships and Related Transactions". The balance of the private placement proceeds was used for general working capital.

          Through February 28, 1995, the Company made capital expenditures of approximately $261,000, most of which were dedicated to the computerized automation of the Company's accounting and inventory management system as well as the networking of the Company's corporate office computer system. The Company anticipates that it will require an additional $100,000 to complete the automation program for PPP during fiscal 1995.

          The Company's Wedding Invitations and Social Stationery Catalog (The "Social Catalog") continues to be performing at less than original plan; only 2,823 catalogs ($127,000) have been sold since inception. Because of the slow implementation of this catalog by its franchisees, during fiscal 1995 the Company engaged a marketing consultant to perform comprehensive research on the Social Catalog. To date, two of the three stages of research have been completed. It is apparent from the research completed to date that the Social Catalog program needs to be modified. At February 28, 1995, a $100,000 reserve was recorded for the Social Catalog, the net investment in Social Catalog inventories at February 28, 1995 approximates $122,000.

          In December 1994, the Company, through its demand conversion of the Series B preferred stock and exercise of the Series B preferred stock warrants, received a capital infusion of $1,938,000, which is net of a $86,000 commission to its investment banker and $15,000 in redemption fees to those warrantholders who did not exercise. These proceeds are being invested in cash equivalents and marketable equity securities pending utilization for revenue-generating opportunities.

          During fiscal 1995, the Company utilized working capital as well as investment income to make debt payments totalling $352,000, which satisfied, among other debts, a $285,000 note due to the Company's bank.

          The Company plans to continue to improve its working capital and cash positions during fiscal 1996 by focusing its efforts on increasing cash collections and developing new product lines while containing capital expenditures and keeping inventories at their current levels.

          The Company believes that internally generated funds will be sufficient to satisfy the Company's working capital and capital expenditure requirements for the foreseeable future; however, there can be no assurance that external financing will not be needed or that, if needed, it will be available on commercially reasonable terms.

Item 8.  Financial Statements and Supplementary Data
- -------  -------------------------------------------

          The financial statements and schedules listed in the accompanying Index to consolidated financial statements and schedules on page F-1 are filed as a part of this report.


Item 9.  Disagreements on Accounting and Financial Disclosure
- -------  ----------------------------------------------------

          None

Item 10.  Directors and Executive Officers of the Registrant
- --------  --------------------------------------------------

                                                                           Date Elected
       Name                  Age                 Position                  Or Appointed
   ------------           ---------             ----------                 ------------

William Wilkerson            53         Chairman of the Board and       January 1978
                                        Chief Executive Officer

A. George Cann               38         Chief Operating Officer and     May 1995
                                        President of BCT

Donna M. Pagano-Leo          34         Chief Financial Officer,
                                        Treasurer and                   October 1992
                                        Secretary                       May 1995

Thomas J. Cassady            73         Director                        April 1988

Robert F. Bond               54         Director                        May 1980

Raymond J. Kiernan           70         Director                        December 1983

John N. Galardi              57         Director                        August 1990

Henry A. Johnson             60         Director                        February 1975

Bill LeVine                  75         Director                        May 1992


          William Wilkerson has been Chairman of the Board and a Director of the Company since January 1986. In May 1988, he accepted the additional responsibility of Chief Executive Officer. He was President and Chief Executive Officer of Business Cards Tomorrow, Inc. (a Florida corporation) from January 1978 to January 1982 and Chairman from January 1982 to January 1986.

          A. George Cann was appointed as President of Business Cards Tomorrow, Inc. in April 1995. Previously, Mr. Cann worked in the Kinko's organization for 13 years in various capacities. Since December 1987, he has been President and a principal shareholder of Kinko's Grand Rapids, Inc., the owner and operator of three Kinko's copy center stores in Michigan. Mr. Cann's role with Kinko's Grand Rapids, Inc., has been limited to that of a passive investor since he joined the Company. From February 1991 through September 1994, Mr. Cann held the position of Vice President of Operations and Product Development at Kinko's Service Corporation, Ventura, California. From June 1990 through February 1991, he was a Director of Kinko's Service Corporation. From May 1990 through February 1991, he was Regional Manager in Michigan for K-Graphics, Inc., a multi-state owner and operator of Kinko's stores.

          Donna M. Pagano-Leo joined the Company in August 1992 and became Vice President/Chief Financial Officer and Treasurer of the Company in October 1992. In May 1995, Ms. Leo was elected as the Company's secretary. Ms. Leo is a certified public accountant, a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants, and has worked in public accounting since 1983. Prior to joining the Company, Ms. Leo served as an audit manager with the accounting firm of Price Waterhouse LLP for seven years and as a staff accountant with the accounting firm of Arthur Young & Co. for two years.

          Thomas J. Cassady became a Director of the Company in April 1988 and has been a Director of Photo Control Corporation, Minneapolis, Minnesota, since February 1978. Mr. Cassady is a veteran of more than 30 years in the financial and securities field, having served as President and Chief Administrative Officer of Merrill, Lynch, Pierce, Fenner and Smith, Inc., until his retirement in 1978.

          Robert F. Bond has been a Director of the Company since May 1980 and was Secretary/Treasurer from February 1981 to August 1988 and Chairman of the Board from January 1985 to January 1986. Since 1985, Mr. Bond has been a principal in First Madison Group, an investment banking firm in Montville, New Jersey.

          Raymond J. Kiernan has been a Director of the Company since December 1983 and has been a Director of Fleet Bank of New York, Fleet Trust Company and Fleet Trust Company of Florida since 1983. In 1979, Mr. Kiernan retired from his position as a Vice President and Division Director of Merrill, Lynch, Pierce, Fenner & Smith, Inc. He is a former Governor of the National Association of Securities Dealers. In April 1995, he retired his Directorship position of Fleet Bank of New York.

          John N. Galardi became a Director of the Company in August 1990. He has been a franchisor for more than 30 years and is the Chairman of the Board of Galardi Group, Inc., a restaurant holding company based in Newport Beach, California, which operates 350 fast food restaurants. In addition, Mr. Galardi is an investor in several other private businesses.

          Henry A. Johnson, founder of BCT, has been a Director of the Company since January 1986. From January 1986 until October 1988, he was Senior Vice President/Operations of the Company. In October 1988, he resigned his position with the Company and became Senior Vice President/Operations of BCT. In February 1989, he accepted the additional responsibilities of Executive Vice President of BCT. Previously, he was Senior Vice President/Operations for Business Cards Tomorrow, Inc. (a Florida corporation), from January 1978. In March 1990, he retired from his position with BCT; however, he has continued to provide consulting services to BCT. Since March 1991, Mr. Johnson has opened and operated a private printing business, Colorful Copies, located in Las Vegas, Nevada.

          Bill LeVine became a Director of the Company in May 1992. Mr. LeVine is the pioneer of the quick printing industry. He founded Postal Instant Press (PIP Printing) in 1967 and served as its Chairman, Chief Executive Officer and President until January 1988. Since that time, he has focused on private investments. Since 1992, Mr. LeVine has been a Board of Director of Fast Frame,
Inc.   Mr. LeVine has been a Director of First Business Bank, Los Angeles,
California, since 1982, and Rentrak Corporation, formerly National Video, Portland, Oregon, since 1987.

Compliance with Section 16 (a) of the Exchange Act

          The Company has reviewed the Forms 3 and 4 and amendments thereto furnished to it pursuant to SEC Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year. Based solely on such review, the Company has identified each person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock and failed to file on a timely basis, as disclosed in the above-described Forms, reports required by the Securities Exchange Act of 1934 during the most recent fiscal year or prior fiscal years. The following table sets forth for each such person the number of late reports and the number of transactions that were not reported on a timely basis. The Company is not aware of any failure to file a required Form, as all known delinquencies were cured.

                                                               NUMBER OF LATE
NAME               POSITION        NUMBER OF LATE REPORTS  REPORTED TRANSACTIONS
- -----------  --------------------  ----------------------  ---------------------

Bond         Director                          1                      2

Wilkerson    Chairman of Board                 1                      1

LeVine       Director                          1                      1

Bronson      10% Beneficial Owner              2                      7


Item 11.     Executive Compensation
- --------     ----------------------

 (a) Board Compensation Committee Report on Executive Compensation

  The Compensation Committee of the Board of Directors, which is comprised of non-employee directors, has overall responsibility to review and recommend broad-based compensation plans for executive officers of the Company and its BCT subsidiary to the Board of Directors. One of the members of the Compensation Committee, Mr. LeVine, has invested significant sums of money in the Company. (See Item 13. "Certain Relationships and Related Transactions"). Pursuant to recently adopted rules designed to enhance disclosure of companies' policies toward executive compensation, set forth below is a report submitted by Messrs. Kiernan, Galardi and LeVine in their capacity as the Board's Compensation Committee addressing the Company's compensation policies for fiscal 1995 as they affected Mr. William A. Wilkerson, Chairman of the Board and Chief Executive Officer and Mr. Peter T. Gaughn, President of BCT, Chief Operating Officer and Secretary. Mr. Gaughn resigned from the Company in January 1995.

Compensation Policies For Executive Officers

  The executive compensation program is based on a philosophy which aligns compensation with business strategy, Company values and management initiatives. The principles underlying this compensation philosophy are: the linkage of executive compensation to the enhancement of shareholder value; maintenance of a compensation program that will attract, motivate and retain key executives critical to the long-term success of the Company; creation of a performance oriented environment by rewarding performance leading to the attainment of the Company's goals; evaluation of competitiveness of salary and equity incentive opportunities; and determination of the adequacy and propriety of the annual bonus plan, including structure and performance measures.

Relationship of Performance Under Compensation Plans

  Compensation paid Messrs. Wilkerson and Gaughn in fiscal 1995, as reflected in the following Tables, consisted of base salary. The Compensation Committee is awaiting the audited results for fiscal 1995 prior to determining any annual bonus to Mr. Wilkerson. In addition, as indicated in the Tables, in fiscal 1995 the Compensation Committee awarded stock options to Mr. Wilkerson.

  The Company's executive compensation policies are oriented toward utilization of objective performance criteria. The principal measures of performance that are utilized by the Compensation Committee are targeted versus actual operating
budget and income growth.   Subjective performance criteria are utilized to only
a limited degree.

Annual Bonus Arrangements

  The Company's annual bonuses to its executive officers, as indicated above,
are based on both objective and subjective performance criteria.   Objective
criteria include actual versus target annual operating budget performance and actual versus target annual income growth. Target annual income growth and target annual operating budgets utilized for purposes of evaluating annual bonuses are based on business plans which have been approved by the Board of Directors. Subjective performance criteria encompass evaluation of each officer's initiative and contribution to overall corporate performance, the officer's managerial ability, and the officer's performance in any special projects that the officer may have undertaken. Performance under the subjective criteria was determined at the end of fiscal 1995 after informal discussions with other members of the Board.

Mr. Wilkerson's Fiscal 1995 Compensation

  During fiscal 1993, the Compensation Committee approved a seven year employment contract for Mr. Wilkerson for fiscal years beginning in fiscal 1994. All of Mr. Wilkerson's fiscal 1995 compensation was paid pursuant to this contract. The agreement calls for minimum annual remaining salary amounts during the employment term as follows:


Year Ending February 28/29     Amount
- ----------------------------  --------
           1996               $275,000
           1997               $300,000
           1998               $300,000
           1999               $300,000
           2000               $300,000

  In the event that Mr. Wilkerson is substantially incapacitated during the term of his employment for a period of 90 days in the aggregate during any twelve month period, the Company has the right to terminate his employment. Under such termination, Mr. Wilkerson will receive one-half of his salary in effect on the date of termination for the remaining term of the agreement. Additionally, in the event of Mr. Wilkerson's death during his employment, his designated beneficiary or his estate shall be paid one-half of his salary in effect on the date of his death for the remaining term of the agreement.

  The performance considerations utilized by the Compensation Committee in determining the terms of Mr. Wilkerson's employment contract were as follows:

.  His hiring of a new and successful management team.
. His ability to lead the Company to substantial and increasing profitability. . His implementation of a new franchisee credit and collection policy achieving maximum collectibility.
. His development of new and positive investment banking and market maker relationships.
. His success in maintaining the Company's NASDAQ listing under difficult circumstances through conversion of subordinated debentures, a preferred stock offering and increased profitability.
. The Company's overall performance in fiscal 1993 yielding substantial revenue and income growth and substantially surpassing goals set forth in the targeted operating budget.

  Mr. Wilkerson's fiscal 1995 and 1996 salary was kept at $275,000, which is the minimum level prescribed for those years in his employment contract.

Mr. Gaughn's Fiscal 1995 Compensation

  Mr. Gaughn's fiscal 1995 compensation reflects a cost of living salary increase of 5%. Mr. Gaughn resigned his position in January 1995.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE COMPANY'S BOARD OF DIRECTORS:

  RAYMOND J. KIERNAN           JOHN N. GALARDI        BILL LEVINE

 (c) Compensation Tables

  The following tables set forth the compensation received for services in all capacities to the Company during its fiscal years ended February 28, 1995, 1994 and 1993, by the two executive officers of the Company as to whom the total salary and bonus in the most recent year exceeded $100,000.

                            BCT INTERNATIONAL, INC.
                            -----------------------
                           SUMMARY COMPENSATION TABLE
                           --------------------------
                        FISCAL YEARS 1995, 1994 AND 1993
                        --------------------------------
                                 000'S OMITTED
                                 -------------

                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                    ANNUAL COMPENSATION                                      AWARDS
- -----------------------------------------------------------------------------------------------------
                                                                          FORM OF PAYMENT
                                          FISCAL                          ---------------
NAME                    POSITION           YEAR     SALARY      BONUS      CASH    SHARES     OPTIONS
- ----                    ----------        ------    ------     -------    ------   ------     -------
W.A. Wilkerson          Chairman of       1995      $287(1)    $ 23(2)     $310       ---       200
                        the Board and     1994      $237(1)    $  2(2)     $239(2)    ---       ---
                        Chief Executive   1993      $187       $---        $187       ---         2
                        Officer

P.T. Gaughn             Chief Operating   1995      $106       $ 25(3)     $131       ---       ---
                        Officer,          1994      $109       $---        $109       ---        10
                        Secretary         1993      $ 99       $---        $ 99       ---        12
                        and President
                        of Subsidiary(4)

(1) Salary for fiscal 1995 and 1994 includes a $12 car allowance.

(2) Bonus for fiscal 1994 of $25 was determined in July 1993, of which $2 was paid in fiscal 1994 and the remainder was paid in fiscal 1995.

(3) Bonus for fiscal 1993 of $25 was determined in July 1993 and was paid in fiscal 1995.

(4) Mr. Gaughn resigned from his positions with the Company in January of 1995.

                            BCT INTERNATIONAL, INC.
                            -----------------------
                    AGGREGATED OPTION EXERCISES AND YEAR-END
                    ----------------------------------------
                         OPTION VALUES FOR FISCAL 1995
                         -----------------------------
                                 000'S OMITTED
                                 -------------






                                                                       NUMBER OF      VALUE OF
                                                                      UNEXERCISED   IN-THE-MONEY
                                                                      OPTIONS AT     OPTIONS AT
                                           SHARES                     2/28/95 (#)    2/28/95 ($)
                                         ACQUIRED ON    VALUE        EXERCISABLE/   EXERCISABLE/
     NAME                POSITION        EXERCISE #    REALIZED ($)  UNEXERCISABLE  UNEXERCISABLE
- ----------------------  -----------      -----------  ------------   -------------  -------------
W.A. Wilkerson          Chairman of             ---   $     ---         309 / 0        $813 / 0
                        the Board and
                        Chief Executive
                        Officer

P.T.  Gaughn            Chief Operating         ---   $     ---           70 / 0       $102 / 0
                        Officer,
                        Secretary
                        and President


                            BCT INTERNATIONAL, INC.
                            -----------------------
                       EXECUTIVE MANAGEMENT COMPENSATION
                       ---------------------------------
                       OPTION GRANTS IN FISCAL YEAR 1995
                       ---------------------------------
                                 000'S OMITTED
                                 -------------






                                                                                              POTENTIAL
                                                                                              REALIZABLE VALUE
                                                                                              AT ASSUMED
                                                 % OF TOTAL                                   ANNUAL RATES OF
                                                 OPTIONS                                      STOCK PRICE
                                       OPTIONS   GRANTED TO     EXERCISE      EXPIRATION      APPRECIATION
NAME                 POSITION          GRANTED   EMPLOYEES      PRICE         DATE            FOR OPTION TERM
- -------------------  ---------------   -------   ----------     --------      ----------      -----------------
                                                                                              5% ($)  10% ($)
W.A. Wilkerson       Chairman of
                     the Board and
                     Chief Executive     200        100%          $3.375        8/24/04         $1,100/$1,750
                     Officer

P.T. Gaughn          Chief Operating
                     Officer,
                     Secretary and       ---         ---            ---           ---          $  ---  /$ ---
                     President of
                     Subsidiary


 (d) Other Compensation Arrangements


  Outside directors of the Company receive director's fees of $750 per month plus $750 for each Board of Directors meeting attended and $500 for each committee meeting attended.

Item 12. (a)   Security Ownership of Certain Beneficial Owners and Management
- ------------   --------------------------------------------------------------

     The following table sets forth as of May 15, 1995, information with respect to the only persons known to the Company to be beneficial owners of more than 5% of the Company's outstanding common stock (excluding treasury stock), as well as the beneficial ownership of all directors and officers of the Company individually and all directors and officers as a group. Based on the information available to the Company, except as set forth in the accompanying footnotes, each person has sole investment and voting power with respect to the shares of common stock indicated. At May 15, 1995, 4,778,740 shares of common stock were outstanding.

                                                                                PERCENT OF
                                             NUMBER OF SHARES                   OUTSTANDING
NAME                                         BENEFICIALLY OWNED (1)             COMMON STOCK
- ----                                         ----------------------             ------------
Certain Beneficial Owners:

Steven N. Bronson                                 673,194 (2)                      13.44%
 Barber & Bronson, Inc.
 2101 West Commercial Blvd., Suite 1500
 Fort Lauderdale, Florida  33309

Officers and Directors:

William A. Wilkerson                            1,327,387 ( 3)                     25.90%
Bill LeVine                                       685,032 ( 4)                     13.14%
Henry A. Johnson                                  151,847 ( 5)                      3.15%
Robert F. Bond                                    101,250 ( 6)                      2.07%
Raymond J. Kiernan                                 81,500 ( 7)                      1.68%
Thomas J. Cassady                                  26,250 ( 8)                      0.55%
John N. Galardi                                    30,062 ( 9)                      0.63%
A. George Cann                                     11,000 (10)                      0.23%
Donna M. Pagano-Leo                                24,000 (11)                      0.50%

Officers and Directors
as a group (9 persons)                          2,438,329 (12)                     41.57%

- -------------------------
(1) This column sets forth shares of Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13D-3 of the Securities and Exchange Commission ("SEC").

(2)  Includes 228,750 shares covered by currently exercisable warrants.

(3) Includes 346,250 shares covered by currently exercisable stock options and warrants.

(4) Includes 371,621 shares covered by currently convertible Series A Convertible Preferred Stock, and 61,250 shares covered by currently exercisable stock options.

(5)  Includes 43,750 shares covered by currently exercisable stock options.

(6)  Includes 101,250 shares covered by currently exercisable stock options.

(7)  Includes 80,000 shares covered by currently exercisable stock options.

(8)  Includes 23,750 shares covered by currently exercisable stock options.

(9)  Includes 25,000 shares covered by currently exercisable stock options.

(10) Includes 10,000 shares covered by currently exercisable stock options.

(11) Includes 24,000 shares covered by currently exercisable stock options.

(12) Includes 1,086,871 shares covered by currently exercisable stock options and warrants and currently convertible Series A Preferred Stock.

     (b) Security Ownership of Management (Preferred Stock)
         --------------------------------------------------

     The following table sets forth as of May 15, 1995, information with respect to each class of equity securities of the Company other than Common Stock beneficially owned by each of the directors and officers of the Company individually and all directors and officers as a group.

                            Name of       Number of Shares   Percent
Title of Class          Beneficial Owner  Beneficial Owned  of Class
- ----------------------  ----------------  ----------------  ---------

Series A Convertible    Bill LeVine            550,000        67.9%
 Preferred Stock        Director


Item 13.  Certain Relationships and Related Transactions
- --------  ----------------------------------------------

     On February 28, 1994, the Company's Chairman and Chief Executive Officer William A. Wilkerson purchased 75,000 shares of the Company's Series B Convertible Preferred Stock at a price of $1.00 per share pursuant to the Company's private placement of such stock. He paid the $75,000 purchase price by applying the $73,065 balance of a note owed to him by the Company, together with $1,935 cash. The Series B convertible preferred stock carried a 9% annual dividend, was scheduled to be redeemed in three years (March 1997) and was convertible into common stock at a price of $2.25 per share. The conversion ratio was based on the market price of the Company's common stock at the time of the commencement of the private placement offering of the Series B convertible preferred stock. The 75,000 shares of Series B convertible preferred stock were accompanied by three-year warrants issued to Mr. Wilkerson entitling him to purchase 33,333 shares of common stock at an exercise price of $3.00 per share.

     On March 31, 1994, Mr. Wilkerson exchanged his $100,000 principal amount of the Company's 11% convertible subordinated debentures, due March 31, 1994, for 100,000 additional shares of the Series B Preferred Stock, together with 44,444 additional warrants.

     In October 1994, the Company executed a commitment letter with a bank for a $200,000 unsecured line of credit, with an interest rate of prime + 1.5% and an expiration date of July 1, 1995. Draws against this line of credit are for capital projects and must be preapproved by the bank. This line of credit is personally guaranteed by Mr. Wilkerson.

     On November 1, 1994, Mr. Wilkerson converted his 175,000 shares of Series B convertible preferred stock into 77,778 shares of the Company's common stock, pursuant to the Company's exercise of its option to convert the entire Series after six months in the event that the common stock traded at or above $3.50 for 20 consecutive trading days. In connection with the conversion of the Series B convertible preferred stock, the Company exercised its option to redeem 77,778 Series B Warrants held by Mr. Wilkerson for $3,889 ($.05 each) on December 8, 1994.

     On August 24, 1994 the Board of Directors awarded Messrs. Wilkerson and Bond 200,000 and 15,000, respectively, immediately-exercisable non-qualified stock options, at an exercise price of $3.375 (the market price on the date of grant).

     In March 1991, the Company entered into a consulting agreement with BCT's founder and Director Henry A. Johnson, who had retired as an officer of the Company during fiscal 1991. Under this agreement, Mr. Johnson has provided such consulting services as are requested by the Board and/or the Company's chief executive officer, in exchange for fees of $50,000 per year, payable in equal monthly installments. In May 1992, the agreement was formalized pursuant to a written consulting contract with an expiration date of February 29, 1996.

     On May 7, 1992, Mr. LeVine was appointed to the Company's Board of Directors. On that date, he purchased 550,000 shares of the Company's Series A convertible preferred stock at a price of $1 per share. The Series A preferred stock carries a cumulative annual dividend of 12%, is scheduled to be redeemed in five years (May 1997), and is convertible into common stock at a ratio of
1.48 shares of preferred stock per share of common stock. The conversion ratio was based on the market price of the common stock at the time of the transaction. In connection with his appointment to the Board and his purchase of the Series A preferred stock, Mr. LeVine was granted 10-year options to purchase 51,250 shares of common stock at a price of $1.48 per share (the market price on the date of grant).

     On February 28, 1994, Mr. LeVine purchased 500,000 shares of the Company's Series B convertible preferred stock at a price of $1 per share. Accompanying the 500,000 shares were three-year warrants entitling Mr. LeVine to acquire upon exercise 222,222 shares of the Company's common stock at an exercise price of $3.00 per share.

  On November 1, 1994, Mr. LeVine's 500,000 shares of Series B convertible preferred stock were forcibly converted by the Company into 222,222 shares of
the Company's common stock.   In connection with this conversion, the Company
redeemed 222,222 Series B warrants held by Mr. LeVine for $11,111 ($.05 each) on December 8, 1994.


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- --------  ---------------------------------------------------------------

     (a) Financial Statements and Financial Statement Schedules

         (1) Financial Statements - beginning on page F-1;

             Report of Independent Certified Public Accountants - page F-2

             Consolidated Balance Sheets at February 28, 1995 and February 28, 1994 - page F-3

             Consolidated Statements of Operations for the fiscal years ended February 28, 1995, February 28, 1994, and February 28, 1993 - pages F-4 and F-5.

             Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended February 28, 1995, February 28, 1994, and February 28, 1993 - pages F-6 through F-8

             Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1995, February 28, 1994, and February 28, 1993 - pages F-9 and F-10

             Notes to Consolidated Financial Statements - pages F-11 through
             F-23


         (2) Financial Statement Schedules

             For the Years Ended February 28, 1995, February 28, 1994, and February 28, 1993:

             Schedule VIII - Valuation and Qualifying Accounts - page F-24

             Schedule X - Supplementary Income Statement Information page F-25

             All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (b) Reports of Form 8-K

             The Company did not file any report on Form 8-K during the last quarter of fiscal 1995.

(c)  Exhibits

     3.1    Certificate of Incorporation of the Company, as amended.

     3.2    By-Laws of the Company, as amended, as filed with the SEC as Exhibit
            3.1 to the Company's 1984 Registration Statement on Form S-1, are incorporated herein by reference.

     4.1    Certificate of Designations, Preferences and Rights of Series A
            Convertible Preferred Stock, as filed with the SEC as Exhibit 4.2 to the Company's report on Form 10-K for the fiscal year ended February
            29, 1992, is incorporated herein by reference.

     4.2    Certificate of Designations, Preferences and Rights of Series B
            Convertible Preferred Stock, as filed with the SEC as Exhibit 4.2 to the Company's report on Form 10-K for the fiscal year ended February
            28, 1994, is incorporated herein by reference.

     10.1 Agreement dated May 7, 1992, between the Company and Bill LeVine, as filed with the SEC as Exhibit 10.7 to the Company's report on Form
            10-K for the fiscal year ended February 29, 1992, is incorporated herein by reference.

     10.2   Form of March 1994 subscription agreement for Series B Convertible
            Preferred Stock as filed with the SEC as Exhibit 10.4 to the Company's report on Form 10-K for the fiscal year ended February 29, 1994, is incorporated herein by reference.

     10.3   Consulting Agreement dated March 1, 1992, between the Company and
            Henry A. Johnson, as filed with the SEC as Exhibit 10.10 to the Company's report on Form 10-K for the fiscal year February 29, 1992, is incorporated herein by reference.

     10.4   Employment Agreement dated March 1, 1993 between the Company and
            William A. Wilkerson, as filed with the SEC as Exhibit 10.9 to the Company's report on Form 10-K for the fiscal year ended February 28, 1993, is incorporated herein by reference.

     10.5   Agreement dated January 1, 1993 between Business Cards Tomorrow,
            Inc. and Hence/EDP, as filed with the SEC as Exhibit 10.12 to the Company's report on Form 10-K for the fiscal year ended February 28, 1993, is incorporated herein by reference.

     10.6   Note Agreement and Security Agreement dated May 27, 1993 between BCT
            Delray, Inc. and Carney Bank, as filed with the SEC as Exhibit 10.19 to the Company's report on Form 10-K for the fiscal year ended
            February 28, 1993, is incorporated herein by reference.

     10.7   Purchase and Sale Agreement dated April 12, 1993 between Business
            Cards Tomorrow, Inc. and David Falk, as filed with the SEC as
            Exhibit 10.13 to the Company's report on Form 10-K for the fiscal year ended February 28, 1993, is incorporated herein by reference.

     10.8   Purchase and Sale Agreement dated March 10, 1993 between Business
            Cards Tomorrow, Inc. and A.B. & W. H. Enterprises, Inc., as filed with the SEC as Exhibit 10.14 to the Company's report on Form 10-K for the fiscal year ended February 28, 1993, is incorporated herein by reference.

     10.9   Assignment of Contract dated May 12, 1993 between Business Cards
            Tomorrow, Inc. and T.K.O. Enterprises, Inc., as filed with the SEC as Exhibit 10.15 to the Company's report on Form 10-K for the fiscal year ended February 28, 1993, is incorporated herein by reference.

     10.10    Guaranty dated May 12, 1993 between Business Cards Tomorrow, Inc.
              and A.B. & W. H. Enterprises, Inc., as filed with the SEC as
              Exhibit 10.16 to the Company's report on Form 10-K for the fiscal year ended February 28, 1993, is incorporated herein by reference.

     10.11    Agreement dated February 1, 1994 between the Company and Barber &
              Bronson, Inc. as filed with the SEC as Exhibit 10.18 to the Company's report on Form 10-K for the fiscal year ended February
              28, 1994, is incorporated herein by reference.


     10.12    Agreement dated May 24, 1993 between the Company and American
              Equipment Leasing, Inc. as filed with the SEC as Exhibit 10.19 to the Company's report on Form 10-K for the fiscal year ended
              February 28, 1994, is incorporated herein by reference.

     10.13 Line of Credit Agreement dated October 5, 1994 between the Company and Intercontinental Bank.

     10.14    Employment letter dated March 2, 1995 between the Company and A.
              George Cann.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BCT INTERNATIONAL, INC.
                                             (Registrant)


DATE: May 24, 1995                            By: /s/ William Wilkerson
      -----------------------                     -----------------------
                                                  William Wilkerson
                                                  Chairman of the Board &
                                                  Chief Executive Officer

DATE: May 24, 1995                            By: /s/ Donna M. Pagano-Leo
      ------------------------                    --------------------------
                                                  Donna M. Pagano-Leo
                                                  Vice President, Treasurer &
                                                  Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


/s/ William Wilkerson                               /s/ Henry A. Johnson
- --------------------------------                    ------------------------
William Wilkerson                                   Henry A. Johnson
Chairman of the Board & Director                    Director

Date: May 24, 1995                             Date: May 24, 1995


/s/ Robert F. Bond                                  /s/ Raymond J. Kiernan
- --------------------------------                    ------------------------
Robert F. Bond                                      Raymond J. Kiernan
Director                                            Director

Date: May 24, 1995                            Date: May 24, 1995


/s/ Thomas J. Cassady                               /s/ Bill LeVine
- --------------------------------                    ------------------------
Thomas J. Cassady                                   Bill LeVine
Director                                            Director

Date: May 24, 1995                            Date: May 24, 1995


/s/ John N. Galardi
- --------------------------------
John N. Galardi
Director

Date: May 24, 1995

                            BCT INTERNATIONAL, INC.
                            -----------------------

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
            --------------------------------------------------------


Financial Statements:                                                                     Page Numbers
- --------------------                                                                      ------------

Report of Independent Certified Public Accountants                                         F-2

 Consolidated Balance Sheets at February 28, 1995 and February 28, 1994                    F-3

 Consolidated Statements of Operations for the fiscal years ended February 28, 1995,
     February 28, 1994 and February 28, 1993                                               F-4 to F-5

 Consolidated Statements of Changes in Stockholders' Equity
     for the fiscal years ended February 28, 1995,
     February 28, 1994 and February 28, 1993                                               F-6 to F-8

 Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1995,
     February 28, 1994 and February 28, 1993                                               F-9 to F-10

 Notes to Consolidated Financial Statements                                                F-11 to F-23

Schedules:
- ---------

 For the fiscal years ended February 28, 1995, February 28, 1994 and
     February 28, 1993:

 VIII  Valuation and Qualifying Accounts                                                   F-24

 X   Supplementary Income Statement Information                                            F-25

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



     To the Board of Directors and Stockholders of BCT International, Inc.



     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BCT International, Inc. and its subsidiaries at February 28, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


     /s/ Price Waterhouse LLP
     ------------------------
     PRICE WATERHOUSE LLP
     Fort Lauderdale, Florida
     May 15, 1995



BCT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

                                                                        February 28, 1995                  February 28, 1994
                                                                      ----------------------             -----------------------
                                                                                            000's omitted
 ASSETS
 -------
Current Assets:
 Cash and cash equivalents                                                     $ 1,299                          $     80
    Short-term investments                                                       1,071                               ---
 Restricted cash                                                                   ---                               738
 Accounts and notes receivable, net of
  allowance for doubtful
  accounts of $337 ($229 in 1994) and
   deferred interest of $18
  ($23 in 1994)                                                                  2,305                             1,603
 Receivables from employees                                                         76                                57
 Inventory, net of reserve of $105 ($5 in 1994)                                  1,863                             1,867
 Assets held for sale                                                              216                               ---
 Prepaid  expense and other current assets                                          25                                51
    Net deferred tax asset                                                          88                                81
                                                                              --------                          --------
       Total current assets                                                      6,943                             4,477
                                                                              --------                          --------
Accounts and notes receivable, net of
 allowance for doubtful
 accounts of $551 ($607 in 1994)                                                   259                               483
Property and equipment at cost, net of
 accumulated depreciation
 and amortization of $313 ($217 in 1994)                                           640                               593
Net deferred tax asset                                                           1,466                             1,340
Deposits and other assets                                                          131                               136
                                                                              --------                          --------
                                                                                 2,496                             2,552

Excess of purchase price over fair
 value of net assets acquired,
 less accumulated amortization of $1,533 ($1,426 in 1994)                          ---                               108
Trademark, net of accumulated amortization of $24 ($19 in 1994)                    170                               173
Intangible assets, net of accumulated amortization of $113 ($50 in 1994)           409                               471
                                                                               -------                         ---------
                                                                               $10,018                          $  7,781
                                                                              ========                          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ---------------------------------------
Current Liabilities:
 Accounts payable                                                              $   928                          $  1,236
 Notes payable                                                                     162                               103
 Convertible subordinated debentures                                               ---                             1,582
 Convertible subordinated debentures - related party                               ---                               100
 Accrued liabilities                                                               287                               276
 Accrued payroll                                                                    24                               113
                                                                               -------                          --------
     Total current liabilities                                                   1,401                             3,410
Notes payable                                                                       48                               459
                                                                              --------                          --------
     Total liabilities                                                           1,449                             3,869
                                                                              --------                          --------
Commitments and contingencies (Note 9)                                             ---                               ---
                                                                              --------                         ---------
Preferred stock, Series A, 12%
 cumulative, $1 par value,
 mandatorily redeemable, 810 shares
  authorized, issued
  and outstanding                                                                  810                               810
Preferred stock, Series B, 9%
 cumulative, $1 par value,
 mandatorily redeemable, 2,500 shares
  authorized, 0
 shares issued and outstanding (825 shares in 1994)                                ---                               812
                                                                              --------                          --------
                                                                                   810                             1,622
                                                                              --------                          --------
Stockholders' equity:
 Common stock, $.04 par value,
  authorized 25,000,
  issued and outstanding  4,785 shares (3,008 shares in 1994)                      191                               120
 Paid in capital                                                                11,110                             6,625
 Accumulated deficit                                                            (3,054)                       (    3,981)
                                                                              --------                        ----------
                                                                                 8,246                             2,764
Less:  Treasury stock, at cost, 224 shares (219 shares in 1994)                   (488)                        (     474)
                                                                              --------                        ----------
       Total stockholders' equity                                                7,759                             2,290
                                                                              --------                        ----------
                                                                               $10,018                          $  7,781
                                                                              ========                        ==========

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the            For the            For the
                                    Fiscal year ended  Fiscal year ended  Fiscal year ended
                                    February 28, 1995  February 28, 1994  February 28, 1993
                                    -----------------  -----------------  -----------------
                                                         000's omitted
                                                       -----------------

Revenues:
 Continuing franchise fees
   and commissions                            $ 4,540            $ 4,004             $3,517
 Paper sales                                    7,926              7,537              5,849
 Printing sales                                   508                514                675
 Sales of franchises                              466                957                573
 Miscellaneous                                    104                109                 78
                                              -------            -------             ------
                                               13,544             13,121             10,692
                                              -------            -------             ------
Expenses:
 Cost of paper sales                            6,512              6,238              5,198
 Cost of printing sales                           385                290                338
 Cost of franchises sold                          326                691                402
 Goodwill amortization                            108                197                180
 Selling, general and
   administrative                               4,664              4,137              3,158
 Research and development costs                   279                367                283
 Depreciation and amortization                    178                141                 59
 Interest                                          60                270                259
 Interest - related party                           1                 22                 37
                                              -------            -------             ------
                                               12,513             12,353              9,914
                                              -------            -------             ------


Income before income taxes and
 extraordinary item                             1,031                768                778
Income tax benefit                                124                 93                ---
                                              -------            -------             ------
Income before extraordinary item                1,155                861                778
Extraordinary item:
 Gain on early extinguishment
   of debt                                        ---                ---                 53
                                              -------            -------             ------

Net income                                    $ 1,155            $   861             $  831
                                              =======            =======             ======




The accompanying notes are an integral part of these consolidated financial statements.



BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS    (continued)

                                               For the            For the            For the
                                          Fiscal year ended  Fiscal year ended  Fiscal year ended
                                          February 28, 1995  February 28, 1994  February 28, 1993
                                          -----------------  -----------------  -----------------

000's omitted  (except per share data)
- -------------


Primary:
 Average number of
  shares outstanding                                  3,410              2,765              2,791
 Common stock equivalents                             1,661                689                495
                                                     ------             ------             ------
      Totals                                          5,071              3,454              3,286
                                                     ======             ======             ======

Fully diluted:
 Average number of
  shares outstanding                                  3,410              2,765              2,791
 Common stock equivalents
  and dilutive securities                             3,184              2,312              2,205
                                                     ------             ------             ------
      Totals                                          6,594              5,077              4,996
                                                     ======             ======             ======



Earnings per
- ------------
common share:
- -------------
Operations:
  Primary                                            $  .18             $  .17             $  .27
  Fully diluted                                         .18                .10                .19

Extraordinary item:
  Primary                                               ---                ---                .02
  Fully diluted                                         ---                ---                .01

Net income
  Primary                                            $  .18             $  .17             $  .29
                                                     ======             ======             ======
  Fully diluted                                      $  .18             $  .10             $  .20
                                                     ======             ======             ======


The accompanying notes are an integral part of these consolidated financial statements.


BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                            000's omitted
                                                                                                            -------------
                                        Common Stock
                                   ---------------------
                                                                                           Less:          Less:
                                   Number of       Par       Paid In     Accumulated     Treasury         Notes
                                    Shares        Value      Capital       Deficit         Stock        Receivable      Total
                                  -----------    -------     -------     -----------     --------       ----------     --------

  Balance March 1, 1992              2,908         $116      $6,293      $ (5,503)       $  (449)       $  (158)        $  299

  Issuance of shares
   in lieu of salaries
   and bonuses to
   employees                            73            3         105          ---             ---            ---            108

  Issuance of shares to
   the Chairman of the Board
   for the exercise of options
   in the amount of $81                 65            2          79          ---             ---            ---             81

  Purchase of minority
   stockholders fractional
   shares                               (4)         ---          (6)         ---             ---            ---             (6)

  Cancellation of common
   stock for notes
   receivable from
   stockholders                        (86)          (3)       (155)         ---             ---            158            ---

  Issuance of shares
   for the exercise of
   options in the amount
   of $7                                 2          ---           7          ---             ---            ---              7

  Dividend declared on Series A
   Convertible Preferred Stock         ---          ---         ---          (73)            ---            ---            (73)

  Net income                           ---          ---         ---          831             ---            ---            831
                                   -------      -------    --------     --------      ----------       --------        -------
  Balance February 28, 1993          2,958          118       6,323       (4,745)           (449)          (---)         1,247

  The accompanying notes are an integral part of these consolidated financial statements.
                                      F-6

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (continued)

                                                                                                                          000's
                                                                                                                         omitted
                                                                                                                         -------
                                                    Common Stock
                                                -------------------                                 Less        Less:
                                                 Number of    Par       Paid In    Accumulated    Treasury      Notes
                                                 Shares      Value      Capital      Deficit        Stock     Receivable    Total
                                                 --------    ------     -------    -----------    --------    ----------    -----
  Cancellation of common stock for
   notes receivable from employees                   (8)      ---         ---         ---             (25)        ---         (25)

  Conversion of $175 of subordinated
   convertible debentures with a
   conversion rate of $3.00                          58         2         173         ---             ---         ---         175

  Tax benefit from exercise of employee
   stock options and stock compensation
   awards                                           ---       ---          76         ---             ---         ---          76

  Issuance of warrants                              ---       ---          53         ---             ---         ---          53

  Dividend declared on Series A
   Convertible Preferred Stock                      ---       ---         ---         (97)            ---         ---         (97)

  Net income                                        ---       ---         ---         861             ---         ---         861
                                                -------    ------       -----      ------           -----      ------       -----
  Balance February 28, 1994                       3,008       120       6,625      (3,981)           (474)        ---       2,290


  Cancellation of common stock
   for note receivable from an employee              (5)      ---         ---         ---             (14)        ---         (14)

  Cancellation of common stock
   of an employee                                   (59)       (2)        (15)        ---             ---         ---         (17)

  Conversion of $252 of subordinated
   convertible debentures with a
   conversion rate of $3.00                          84         3         249         ---             ---         ---         252



  The accompanying notes are an integral part of these consolidated financial statements.
                                      F-7

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

                                                                                                                          000's
                                                                                                                         omitted
                                                                                                                         -------
                                                          Common Stock
                                                        ---------------                              Less:      Less:
                                                       Number of    Par    Paid In   Accumulated   Treasury     Notes
                                                        Shares     Value   Capital      Deficit      Stock    Receivable   Total
                                                       ---------   -----   -------   -----------   --------   ----------   -----
Conversion of $150 of subordinated
 convertible debentures with a
 conversion rate $2.27                                     66         3       147        ---        ---        ---            150

Exercise of 10 stock options with an
 exercise price of $1.25                                   10       ---        12        ---        ---        ---             12

Exercise of 6 warrants with an
 exercise price of $2.92                                    3       ---         9        ---        ---        ---              9

Issuance of warrants                                      ---       ---        38        ---        ---        ---             38

Accretion of commission paid on
 Series B convertible preferred stock                     ---       ---       (78)       ---        ---        ---            (78)

Conversion of 2,225 of Series B convertible
 preferred stock to common stock
 with a conversion rate of $1.25                          989        40     2,185       ---         ---        ---          2,225

Exercise of 689 Series B convertible preferred stock
 warrants with an exercise price of $3.00                 689        27     2,039       ---         ---        ---          2,066

Cost associated with exercise of Series B
 convertible preferred stock warrants                     ---       ---       (86)       ---        ---        ---            (86)

Redemption of 300 Series B convertible
 preferred stock warrants with a
 redemption price of $.05                                 ---       ---       (15)       ---        ---        ---            (15)

Net income                                                ---       ---       ---      1,155        ---        ---          1,155

Dividend declared on convertible
 preferred stock                                          ---      ---        ---       (228)       ---        ---           (228)
                                                        -----    ------   -------    -------     ------     -------        ------
Balance February 28, 1995                               4,785      $191   $11,110    $(3,054)      (488)       ---         $7,759
                                                        =====    ======    =======   ========    ======     =======        ======

  The accompanying notes are an integral part of these consolidated financial statements.
                                      F-8

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the             For the             For the
                                                            Fiscal year ended   Fiscal year ended   Fiscal year ended
                                                            February 28, 1995   February 28, 1994   February 28, 1993
                                                            ------------------  ------------------  ------------------
                                                                                   000's omitted
                                                                                ------------------
Cash flows from operating activities:
 Net income                                                          $  1,155              $  861              $  831
 Adjustments to reconcile net income
  to net cash provided by
   operating activities:
 Income tax benefit                                                      (594)               (502)                ---
 Income tax expense                                                       470                 409                 ---
 Depreciation and amortization                                            286                 338                 239
 Cost assigned to warrants issued                                          38                  53                 ---
 Provision for doubtful accounts                                          352                 196                 242
 Reserve for inventory                                                    100                 ---                 ---
 Fair value of shares issued in lieu of salaries                          ---                 ---                 108
 Gain on early extinguishment of debt                                     ---                 ---                 (53)
Changes in operating assets and liabilities
 (Increase) in accounts and notes receivable                             (355)               (439)               (337)
 Decrease (increase) in inventory                                           4                (278)               (412)
 Decrease (increase) in prepaid expenses and
  other assets                                                             20                  (7)                (67)
 (Decrease) increase in accounts payable                                 (308)                413                (184)
 (Decrease) increase in other accrued liabilities                         (78)                (62)                 29
                                                                     --------              ------              ------

Net cash provided by operating activities                               1,090                 982                 396
                                                                     --------              ------              ------

Cash flows from investing activities:
 Payment for short-term investments                                    (1,071)                ---                 ---
 Capital expenditures for property and equipment                         (261)               (359)               (201)
 Proceeds from disposition of equipment                                   ---                   4                 ---
 Acquisition of Canadian Master Area Franchise
  Agreement                                                               ---                (120)                ---
 Acquisition of Company Plant                                             ---                 (50)                ---
                                                                     --------              ------              ------

Net cash used for investing activities                                 (1,332)               (525)               (201)
                                                                     --------              ------              ------

Cash flows from financing activities:
 Issuance of Series A Convertible Preferred Stock                         ---                 ---                 550
 Issuance of Series B Convertible Preferred Stock                       1,300                 738                 ---
 Investment banker fee associated with Series B
  Convertible Preferred Stock                                             (65)                ---                 ---
 Restricted cash                                                          ---                (738)                ---
 Dividend payments on Series A Preferred Stock                            (97)                (97)                (58)
 Dividend payments on Series B Preferred Stock                           (131)                ---                 ---
 Exercise of Series B Convertible Preferred Stock                       2,066                 ---                 ---
 Investment banker fee associated with Series B warrants                  (86)                ---                 ---
 Redemption of nonexercised Series B warrants                             (15)                ---                 ---
 Repurchase of Common Stock                                               ---                 ---                  (6)
 Exercise of stock options and warrants                                    21                 ---                 ---
 Issuance of Common Stock                                                 ---                 ---                   7
 Proceeds from borrowings                                                 ---                 310                 ---
 Proceeds from borrowings - related party                                 ---                 ---                  23
 Repayments on borrowings                                                (352)               (584)               (437)
 Repayments on borrowings - related party                                 ---                 (89)               (106)
 Redemption of convertible subordinated debentures                     (1,180)                ---                 (98)
                                                                     --------              ------              ------

Net cash provided by (used for) financing activities                    1,461                (460)               (125)
                                                                     --------              ------              ------
Net increase (decrease) in cash and cash equivalents                    1,219                  (3)                 70
 Cash and cash equivalents at beginning of year                            80                  83                  13
                                                                     --------              ------              ------
 Cash and cash equivalents at end of year                            $  1,299              $   80              $   83
                                                                     ========              ======              ======

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-9

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS     (continued)

      000's omitted
      -------------

                                           For the                      For the                      For the
                                      Fiscal year ended            Fiscal year ended            Fiscal year ended
                                      February 28, 1995            February 28, 1994            February 28, 1993
                                   -----------------------     ------------------------     -------------------------

Supplemental disclosures:
- -------------------------
Interest paid during the year                $85                          $278                         $299
                                             ---                          ----                         ----

Income taxes paid during the year            $18                          $ 17                         $  -
                                             ---                          ----                         ----

Noncash activities:
- ------------------

     In fiscal 1993, the Company issued 73 shares of common stock in lieu of salaries to certain officers and key employees. The fair value ascribed to the common stock and additional paid in capital is $3 and $105, respectively.

     In fiscal 1993, a major supplier converted $200 of a note payable into $200 of Series A convertible preferred stock.

     In fiscal 1993, the Chairman of the Board of the Company exercised stock options with an aggregate exercise price of $81 by reducing an $81 obligation due to him from the Company.

     In fiscal 1993, notes receivable due from directors in the amount of $158 were satisfied through the cancellation of 86 shares of common stock of the Company that collateralized these notes receivable. The value ascribed to the common stock and additional paid in capital is $3 and $155, respectively.

     In fiscal 1994, 60 shares of Series A convertible preferred stock were issued in exchange for assets purchased.

     In fiscal 1994, $175 of convertible debentures were converted into 58 shares of common stock.

     In fiscal 1994, notes receivable due from employees in the amount of $25 were satisfied through the cancellation of 8 shares of common stock of the Company that collateralized these notes receivable. The value ascribed to the common stock and additional paid in capital is $0 and $25, respectively.

     In fiscal 1994, the Company issued debt of $300 relating to the acquisition of BCT Delray and the Canadian Area Master Franchise Agreement.

     In fiscal 1994, the Chairman of the Board exchanged $73 of notes payable into Series B convertible preferred stock.

     In fiscal 1995, $252 and $150 of subordinated convertible debentures were converted into 84 and 66 shares of common stock, respectively.

     In fiscal 1995, a note receivable due from an employee in the amount of $17 was satisfied through the return of 5 shares of common stock of the Company which collateralized this note.

     In fiscal 1995, the Chairman of the Board exchanged $100 of convertible debentures for 100 shares of Series B convertible preferred stock together with 44 additional warrants.

     In fiscal 1995, 2,225 shares of Series B convertible preferred stock were converted into 989 shares of the Company's common stock.

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(000's omitted)

NOTE 1:    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- -------    -------------------------------------------------------


Business

     BCT International Inc. (the Company), franchises wholesale thermography printing Plants through its wholly-owned subsidiary, Business Cards Tomorrow, Inc. (BCT), for which it receives initial franchise fees and continuing royalties. BCT, through its wholly-owned subsidiary BCT Delray, Inc. (BCT Delray), acquired its first Company Plant in fiscal 1994. A second Company Plant was acquired by BCT in fiscal 1995. The Company also sells paper stock and catalogs to its franchisees and the Company Plants. At February 28, 1995, the Company has 98 thermography printing Plants in operation, 96 of which are franchised. The total number of Plants was 97 in 1994 and 92 in 1993.


Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, BCT, and BCT's wholly-owned subsidiary BCT Delray. All significant intercompany transactions have been eliminated.


Short-Term Investments

     Short-term interest bearing investments are those with maturities of less than one year but greater than three months when purchased and are readily convertible to cash. The short-term investments are classified as held to maturity and are stated at amortized cost, which approximates fair value.


Inventory

     Inventory, consisting primarily of paper products, printing supplies and catalogs for sale to its franchisees and the Company Plants, is stated at the lower of cost (first in, first out method) or market.


Property and Equipment

     Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the lives of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the life of the assets are expensed. Upon the sale or disposition of property and equipment, the cost and related accumulated depreciation is eliminated from the accounts, and any resultant gain or loss is credited or charged to operations.

Assets Held for Sale

     Assets held for sale consist of the net assets of the Company Plant in Honolulu, Hawaii, and are carried at the lower of cost or market value.

Excess of Purchase Price Over Fair Value of Net Assets Acquired

     Excess of purchase price over fair value of net assets acquired from the reverse acquisition on December 31, 1985 with The Good Taco Corporation was being amortized over a period of fifteen years through 2001. The excess purchase price was ascribed to the acquisition of a public company and to the
acquisition of $3,360 of tax net operating loss carryforwards.   At February 28,
1995, the asset has been reduced to no value.


Trademark

     The trademark is amortized using the straight-line method over 40 years.

Intangible Assets

     Intangible assets consist of Canadian franchise rights and goodwill acquired in fiscal 1994 with the Canadian Master Area Franchise Agreement and goodwill acquired in fiscal 1994 with the purchase of the Company Plant. The acquisition of the Canadian Master Area Franchise Agreement enabled the Company to cancel the area agreement with the seller and purchase all of the Canadian sub-franchise agreements. The purchase price was $230, of which $120 was paid in cash at closing, and the remaining $110 was paid in 11 consecutive monthly installments of $6 with a final balloon payment of $44. The amortization period for the Canadian acquisition intangible assets is 19 years, which represents the remaining life of the franchise agreements acquired.

     In June 1993, in connection with the strategy of beginning to operate Company Plants, the Company purchased franchise stores at a net cost of $300. The goodwill associated with this acquisition totalled $239. The amortization period for the assets related to the purchase of the Company Plants is 5 years.


Sales of Franchises

     Revenue from the sales of individual franchises, including the initial equipment package, is recognized upon the opening of the related franchise and when all significant services have been substantially performed. Revenue from the sale of an area franchise is recognized when all significant services relating to the sale have been completed.


Continuing Franchise Royalties, Paper and Printing Revenues

     Continuing franchise royalties, paper and printing revenues are recognized monthly when earned. Collectibility of these revenues is assessed on a regular basis. The allowance for doubtful accounts is established through a provision for losses charged to selling, general and administrative expense. Accounts receivable are charged off against the allowance for doubtful accounts when management believes that collectibility is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses in existing accounts and notes receivable that may become uncollectible.


Research and Development

     Research and development costs include costs for new product development which are charged to operations as incurred.


Income Taxes

     In February 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. FAS 109 is
                                        ---------------------------
an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. The change to FAS 109 in 1993 had no significant effect on the fiscal 1993 financial statements.



Earnings Per Common Share

     Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of Common Stock shares outstanding and common stock equivalents which consist of stock options and stock warrants. On a fully-diluted basis, net earnings, weighted average shares outstanding and common stock equivalents are adjusted to assume the conversion of convertible subordinated debentures and preferred stock from the date of issue.


Cash and Cash Equivalents

     For the purposes of reporting cash flows, cash and cash equivalents include investments with maturities of ninety days or less at purchase date.

Presentation and Reclassification

     All dollar and share amounts, except amounts related to per share data, are expressed in thousands of dollars. Certain items in the 1994 and 1993 consolidated financial statements have been reclassified for comparative purposes.



NOTE 2:  SHORT-TERM INVESTMENTS
- ------   ----------------------

   Short term investments consist of the following at February 28, 1995:

                                     Carrying
                                     Value           Market

U.S. Treasury Bill, face value
 of $75, due May 25, 1995            $    74         $    74

U.S. Treasury Bill, face value
 of $1,000, due June 1, 1995             985             985
                                     -------         -------
                                       1,059           1,059
Accrued interest                          12              12
                                     -------         -------
                                     $ 1,071         $ 1,071
                                     =======         =======


NOTE 3:  ACCOUNTS AND NOTES RECEIVABLE
- -------  -----------------------------

   Accounts and notes receivable consist of the following:

                                               February 28,         February 28,
                                                   1995                1994
                                               -------------       -------------
     Continuing franchise fees
      receivable                                   $1,231             $  997

     Paper sales receivable
      from franchisees                              1,147                807

     Notes receivable from sale of
      franchises, interest at 8 1/2%
      to 10%, due in monthly
      installments through 1997                       148                139

     Notes receivable due from franchisees,
      interest at 10% to 12 1/2%, payable
      in monthly installments through
      1998                                            605                770

     Company Plant accounts receivable
      from customers                                   86                 88


     Miscellaneous                                    253                144
                                                   ------             ------
                                                    3,470              2,945

     Less - allowance for doubtful accounts          (888)              (836)
       and deferred interest                          (18)               (23)
                                                   ------             ------
                                                    2,564              2,086

     Less - amount not expected to
      be collected within one year,
      net of $551 allowance
      for doubtful accounts
      ($607 in 1994)                                 (259)              (483)
                                                   ------             ------
                                                   $2,305             $1,603
                                                   ------             ------


     In the normal course of business, to meet the financing needs of its franchisees, the Company extends credit to its franchisees throughout the United States and Canada. Although the Company has a diversified receivable portfolio, a substantial portion of the franchisees' ability to honor their commitments to the Company is reliant upon the economic stability of the market in the franchisee's particular geographic area. The Company's exposure to loss in the event of nonperformance by the franchisees is represented by the contractual amount of the notes and accounts receivables and the franchise equipment leases guaranteed by the Company (see Note 9). The Company controls the credit risk of its receivables through credit approvals, limits and monitoring procedures. The Company may require collateral or other security to support the receivables with credit risk.



     At February 28, 1995, approximately $170 ($503 in 1994) of accounts and notes receivable, although currently due, are classified into long term accounts and notes receivable, based upon historic payment performance of the franchisees. A significant portion of the allowance for doubtful accounts relates to these accounts and notes receivable. Amounts included in long term notes receivable include the following contractual payment terms: 1996 - $112, 1997 - $296, 1998 - $164, 1999 - $180.

     Bad debt expense for the years ended February 28, 1995, February 28, 1994 and February 28, 1993, was approximately $352, $196 and $242, respectively.

     Interest income is recognized on a cash basis for those accounts and notes receivables with specific reserves. Interest income for all other accounts and notes receivable are recognized on an accrual basis.

NOTE 4:  PROPERTY AND EQUIPMENT
- -------  ----------------------

     Major classifications of property and equipment are as follows:

                                                                              Estimated
                                                                               useful
                                   February 28,            February 28,        lives
                                       1995                    1994          (in years)
                                   -------------           ------------      ----------
Leasehold improvements                  $  53                $   53          5  -  32
Machinery and equipment                   181                   141          3  -  20
Dies and artwork                          118                   118                25
Videos                                     37                    37                 5
Furniture, fixtures and other
 equipment                                104                    99          5  -  10
Computers                                 407                   311                 5
Franchisee software                        48                    46                 3
Auto                                        5                     5                 5
                                        -----                 -----
                                          953                   810
Less - accumulated depreciation
 and amortization                        (313)                 (217)
                                        -----                 -----
                                        $ 640                 $ 593
                                        =====                 =====


NOTE 5:  CONVERTIBLE SUBORDINATED DEBENTURES AND NOTES PAYABLE
- -------  -----------------------------------------------------

   Convertible subordinated debentures and notes payable consist of the following:

                                                           February 28,          February 28,
                                                               1995                 1994
                                                           -------------        -------------
Series A - 11% convertible subordinated debentures,
 interest payable quarterly, due March 31, 1994              $    ---              $ 1,682
                                                             ========              =======

Note payable to bank, secured by receivables, property,
 equipment and inventory, monthly principal and
 interest payments, interest at 8%                                ---                  285

Note payable to prior owner of Company Plant secured
 by equipment, monthly principal and interest payments
 of $4, interest at 8% per annum, due May 28, 1998                131                  166

Unsecured amount due to Continental Stamps West,
 interest imputed at 13%, principal and interest due
 in monthly installments of $4 through
 February 1997                                                     79                  111
                                                             --------              -------
                                                                  210                  562
Less  -  amount due after one year                               (162)                (103)
                                                             --------              -------
                                                                $  48               $  459
                                                             ========              =======

     In October 1994, the Company executed a commitment letter with a bank for a $200 unsecured line of credit, with an interest rate of prime + 1.5% and an expiration date of July 1, 1995. Advances against this line of credit are for capital projects and must be preapproved by the bank. This line of credit is guaranteed by the Company's Chairman of the Board. No advances were outstanding under this line of credit at February 28, 1995.

Convertible subordinated debentures
- -----------------------------------

     In fiscal 1990, the Company issued $2,580 of Series A 11% convertible subordinated debentures, $600 of which replaced a $600 note payable to the Chairman of the Board. The convertible subordinated debentures were due March 31, 1994, interest was payable each calendar quarter, and the debentures were convertible into common stock at a rate of $3.00 per share. Further, upon conversion, each share of common stock was to be accompanied by the issuance of a three-year warrant, with two warrants required to purchase one share of common stock at an exercise price of $7.00 per share.

     During fiscal 1992, to induce the conversion of the debentures, the Company temporarily reduced the conversion price from $3.00 to $1.25 per share of common stock. Further, the exercise price for the warrants was reduced from $7.00 to $2.92 per share. The revised conversion agreement was effective from July 31, 1991 through September 30, 1991. In conjunction with the induced conversion, $573 of debentures were converted to increase the Company's equity position; $500 of these debentures were converted by the Company's Chairman of the Board. This induced conversion resulted in subordinated debenture conversion expense in the approximate amount of $331. This expense represents the fair value of the shares transferred in excess of shares issuable pursuant to the original conversion terms.

     On May 15, 1992, $150 of the debentures were redeemed by the Company in a privately negotiated transaction at an aggregate redemption price of $98. During fiscal 1994, an additional $175 of debentures were converted pursuant to the original terms.

     At February 28, 1994, $1,682 principal amount of debentures remained outstanding. Of these debentures, $532 were convertible into 177 common shares at $3.00 per share plus 177 warrants. In fiscal 1995, $252 of these debentures were converted into 84 shares of common stock and 84 warrants, and the Chairman of the Board converted $100 of these debentures into Series B convertible preferred stock. The remaining $180 of these debentures was satisfied at the maturity date with proceeds from the private placement of Series B convertible preferred stock (see Note 6 - Preferred Stock).


                                      F-16
                                    Page 43

     The remaining $1,150 of the debentures outstanding at February 28, 1994 were subject to anti-dilutive provisions upon the occurrence of certain events. The conversion price was subject to reduction for the grant of options and warrants and the issuance of additional shares of common stock and convertible securities with a price less than the then current conversion price. As of February 28, 1994, the conversion price of these debentures had been reduced from $3.00 to $2.27 per share, resulting in 506 shares of common stock issuable upon conversion. Furthermore, the warrant exercise price had been reduced from $7.00 to $4.46 per share. On March 17, 1994, $150 of these debentures were converted into 66 shares of common stock, together with 66 warrants. The remaining $1,000 of these debentures were satisfied at the maturity date with proceeds from the private placement of Series B convertible preferred stock (See Note 6 - Preferred Stock).

   Scheduled maturities after February 28, 1995, for notes payable are as follows:

                 Fiscal                    Notes
                  Year                    Payable
                 ------                   -------

                  1996                    $   168
                  1997                         42
                                          -------
                                          $   210
                                          =======


                                      F-17
                                    Page  44

NOTE 6:  PREFERRED STOCK
- -------  ---------------

     Effective May 1992, 750 shares of Series A Convertible Preferred Stock, $1.00 par value, were authorized and issued by the Company. In January 1994, 60 additional shares of Series A preferred stock were authorized and issued, bringing the total to 810 shares. Dividends on these shares are cumulative and accrue from the date of original issue at a 12% rate per annum, payable quarterly on the first day of each January, April, July and October. Dividends in arrears are non-interest bearing. Dividends must either be fully paid or declared and aggregated for payment prior to the declaration of dividends on the common shares. The Series A preferred stock is non-voting except as it relates to any action affecting the terms of the priority of the preferred stock.

     Upon the event of a voluntary or involuntary liquidation, the holders of the Series A preferred stock will be entitled to receive $1.00 per share plus all accrued and unpaid dividends. The Series A preferred stock is convertible into common stock at a ratio of 1.48 shares of preferred stock for each share of common stock. The Company has the option to require conversion of the preferred stock beginning two years after the date of issuance if the common stock closing price or last reported sales price is at least $7.00 per share for 10 consecutive business days. If the preferred stock is not converted within five years of issuance, the Company must redeem the stock at $1.00 per share plus all accrued and unpaid dividends.

  Effective February 17, 1994, 2,500 shares of Series B convertible preferred stock, $1.00 par value, were authorized by the Company for sale in a private placement offering at a $1.00 price per share. A total of 2,225 shares were sold in the offering. The net proceeds of the offering, which totalled $1,973, were used by the Company (i) to pay off the outstanding 11% convertible subordinated debentures due on March 31, 1994 of $1,180 and (ii) for general working capital. Dividends on the Series B convertible preferred stock were cumulative and accrued from the date of original issue at a 9% rate per annum, payable quarterly on the first day of each January, April, July and October. Total Series B dividends declared and paid to holders were $129.

  Upon the event of a voluntary liquidation, the holders of the Series B preferred stock were entitled to receive $1.00 per share plus all accrued and unpaid dividends. The Series B preferred stock was convertible into common stock at a ratio of 2.25 shares of preferred stock per share of common stock. The Company had the right to require conversion of the Series B preferred stock into common stock six months after the date of issuance in the event the common stock's closing bid price or last sale price was at or above $3.50 per share for 20 consecutive trading days. The Company exercised this right on November 1, 1994. As a result, the Series B preferred stock totalling 2,225 shares was converted into 989 shares of the Company's common stock.

  The holders of the Series B convertible preferred stock received one warrant for each 2.25 shares of preferred stock purchased, entitling the holder to purchase one share of the Company's common stock for three years from the date of issuance at an exercise price of $3.00 per share. Contemporaneous with the Company's forced conversion of the Series B preferred stock into common stock, the holders were required to either exercise their Series B Warrants or have them redeemed by the Company. Effective December 8, 1994, 689 warrants were exercised at $3.00 per warrant and the Company issued 689 shares of its common stock, yielding gross proceeds to the Company of $2,067. A commission of $86 was paid to an investment banker in connection with the exercise of these warrants and was offset against additional paid in capital. The Company redeemed the 300 remaining Series B warrants at a price of $.05 each or $15. The original commission of $78 paid in connection with the sale of the Series B preferred stock was fully accreted to additional paid in capital upon the conversion of Series B preferred stock into common stock.

  On February 28, 1994, 825 shares of Series B convertible preferred stock were issued and outstanding. A commission of $13 was paid with respect to one investor, and the Chairman of the Board converted the remaining balance of a note owed to him by the Company in the amount of $73 plus $2 of cash into $75 of the Series B convertible preferred stock. Consequently, the Company received $738 of cash (restricted cash on the balance sheet due to escrow of the funds) in exchange for the 825 preferred shares issued. The $13 commission reduced the purchase price of the outstanding Series B convertible preferred stock. This difference was accreted utilizing the interest method and the accreted amount was offset against additional paid in capital.

     In fiscal 1995, an additional 1,400 shares of Series B convertible preferred stock were issued. The Company received $1,300 in cash for these shares and the Chairman of the Company exchanged $100 of the 11% convertible subordinated debentures for 100 shares of Series B convertible preferred stock. A further commission of $65 was paid to the investment bankers and reduced the value of the Series B convertible preferred stock. This difference was accreted utilizing the interest method and the accreted amount was offset against additional paid in capital.



NOTE 7:  STOCKHOLDERS' EQUITY
- -------  --------------------

Common Stock
- ------------
     On November 16, 1993, the Company's shareholders voted to increase the number of shares authorized from 6,250 shares to 25,000 shares.

Stock Options
- -------------
   Stock options outstanding, exercisable and exercise price for the three years ended February 28, 1995 are as follows:


                          Options
                        Outstanding   Price Range      Aggregate
                        -----------  -------------     ---------
At March 1, 1992             689     $1.25 to $3.13    $1,132

Options granted              278     $1.48 to $3.50       630

Options exercised            (67)    $1.25 to $2.75       (88)

Options cancelled            ---                ---       ---
                           -----   ----------------    ------

At February 28, 1993         900     $1.25 to $3.50     1,674

Options granted              115              $2.38       274

Options exercised            ---                ---       ---

Options cancelled             (9)    $1.25 to $1.48       (12)
                           -----   ----------------    ------

At February 28, 1994       1,006     $1.25 to $3.50     1,936

Options granted              215              $3.38       727

Options exercised            (10)             $1.25       (12)

Options cancelled            (31)    $1.25 to $2.38       (53)

Options expired              (16)             $3.00       (48)
                           -----   ----------------    ------
At February 28, 1995       1,164     $1.25 to $3.50    $2,550
                           =====   ================    ======
Options exercisable
At February 28, 1995       1,116     $1.25 to $3.50    $2,412
                           =====   ================    ======



Warrants
- --------
     As of February 28, 1995, there were outstanding warrants for the purchase of 694 shares of common stock, 37 of which are held by the Chairman of the Board. The exercise price and the dates are as follows:


 Title of  Issue                Aggregate Amount        Date from which                         Price at which
    Called for                 of Securities Called        Warrants             Last              Warrants
   by Warrants                   for by Warrants        are Exercisable     Exercise Date      are Exercisable
 ---------------               --------------------     ----------------    -------------      ---------------
Issued during 1985 merger             31                March 6, 1985       March 5, 1995      $1.32  to  $2.75

Issued during 1985 merger             38                September 8, 1986   September 7, 1996  $1.25

Converted Subordinated               175                August 30, 1991 -   July 26, 1997      $4.46 to $7.00
 Debentures                                             March 31, 1994

Issued to Investment
 Banker                              150                May 31, 1993        May 31, 1998       $3.13

Issued to Investment
 Banker                              300                February 1, 1994    February 1, 1999   $2.00  to $4.00
                                     ---
Warrants outstanding                 694
                                     ===

     As of February 28, 1995, 289 warrants issued in conjunction with convertible subordinated debentures had expired and 6 of these warrants were exercised yielding $9. The 989 warrants issued in conjunction with the Series B convertible preferred stock were called for exercise at $3.00 per share or redemption at $.05 each by the Company on November 1, 1994. Of the 989 warrants, 689 were exercised yielding gross proceeds of $2,066, and the remaining 300 were redeemed by the Company for $15.

    As of February 28, 1994, the following warrants were issuable in conjunction with the convertible subordinated debentures:

Issuable in conjunction with
 Convertible Subordinated
 Debentures                      88    July 26, 1994    July 26, 1997     $7.00

Issuable in conjunction with
 Convertible Subordinated
 Debentures                      89    March 31, 1994   March 31, 1997    $7.00

Issuable in conjunction with
 Convertible Subordinated
 Debentures                     301    March 31, 1994   March 31, 1997    $4.46

Issuable in conjunction with
 Investment Banking
 agreement dated
 February 1, 1994               225    May 1, 1994      November 1, 1999  $2.00 to $4.00
                                ---
                                703
                                ===

     As of February 28, 1995, the above warrants were either issued or cancelled.

                                      F-20
                                    Page  47

NOTE 8:        INCOME TAXES
- -------        ------------

     The components of the provision for (benefit from) income taxes for the years ended February 28, 1995, 1994 and 1993 are as follows:

                                                 1995     1994    1993
                                                ------   ------  ------
Current Provision:
  Federal                                       $  26    $  16   $ ---
  State                                           ---       20     ---
                                                -----    -----   -----
Total current                                      26       36     ---

Deferred provision (benefit)                     (150)    (205)    ---

Tax benefit from exercise of employee stock
  options and stock compensation awards
  credited to paid in capital                     ---       76     ---
                                                -----    -----   -----
Total (benefit)                                 $(124)   $ (93)  $ ---
                                                -----    -----   -----

     The Company's net deferred tax asset is comprised of the following:

                                                February 28, 1995      February 28, 1994     February 28, 1993
                                                ------------------     ------------------    -----------------
     Deferred Tax Asset - Current:
      Bad debt reserve                                $   132                  $    175            $    109
      Other                                                44                        27                 108
                                                      -------                  --------            --------

      Total Deferred Tax Asset                            176                       202                 217
                                                      -------                  --------            --------

     Valuation Allowance                                  (88)                     (121)               (217)
                                                      -------                  --------            --------
     Deferred Tax Liabilities - Current:
      Other                                               ---                       ---                 ---
                                                      -------                  --------            --------

      Total Deferred Tax Liability                        ---                       ---                 ---
                                                      -------                  --------            --------


     Net Deferred Tax Asset - Current                 $    88                  $     81            $    ---
                                                      =======                  ========            ========

     Deferred Tax Asset - Non-Current:
      Bad debt reserve                                $   215                  $    151            $    134
      Net operating loss carryovers                     2,747                     3,213               3,501
      Fixed assets                                        ---                       ---                 ---
      Other                                                34                        22                 ---
                                                      -------                  --------            --------
     Total Deferred Tax Asset                           2,996                     3,386               3,635
                                                      -------                  --------            --------

     Valuation Allowance                               (1,466)                   (2,010)             (3,620)
                                                      -------                  --------             -------

     Deferred Tax Liabilities - Non-Current:
      Fixed assets                                        (64)                      (36)                (15)
                                                      -------                  --------             -------

     Total Deferred Tax Liability                         (64)                      (36)                (15)
                                                      -------                  --------             -------

     Net Deferred Tax Asset  -  Non-Current           $ 1,466                  $  1,340             $   ---
                                                      =======                  ========             =======

     Net Deferred Tax Asset  - Total                  $ 1,554                  $  1,421             $   ---
                                                      =======                  ========             =======

     The net change in the valuation allowance for the deferred tax asset was a decrease of $577 and $1,706 and $388 for the fiscal years ended February 28, 1995, 1994 and 1993, respectively. For the year ended February 28, 1993, the reduction in the valuation allowance related primarily to the reduction in the net deferred tax asset. For fiscal year ended February 28, 1994, $288, of the reduction in the valuation allowance related to the utilization of acquired net operating loss carryforwards which reduced goodwill. The remaining reduction in the valuation allowance of $1,418 relates to management's change in judgment about the realizability of the related deferred tax asset in future years. Of this amount, $928 related to the valuation allowance for acquired net operating losses which reduced goodwill and the remaining decrease of $490 in the valuation allowance reduced tax expense. For fiscal year ended February 28, 1995, the decrease of $577 in the valuation allowance reduced tax expense of $577.

     Net operating loss carryforwards for Federal income tax purposes total approximately $7,300 at February 28, 1995. The net operating loss carryforward includes $540 with certain limitations. Net operating losses expire as follows:



                          Year of
                         Expiration            Amount
                         ------------          -------

                             1998              $    7
                             2000               1,238
                             2001               1,723
                             2002               1,327
                             2003                 294
                             2005               1,721
                             2006                 962
                             2007                  12
                             2008                  16
                                               ------
                                               $7,300
                                               ======

     For Federal income tax purposes, the Company has approximately $19 of general business credit carryovers which expire at various dates through 2001.

     If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforward which could be utilized.

     The difference between the statutory and effective tax rates are as follows:


                                     1995                     1994                     1993
                                     ----                     ----                     ----
                                Amount      Rate           Amount      Rate       Amount        Rate
                                ------     -----          -------      -----      ------        ----
Tax at statutory rate           $ 351        34%           $ 269       35%        $283          34%
Non-deductible amortization
 of purchase price over
 fair value of net assets          37         3
 acquired                          (8)       (1)              65        8           61            7
Other                             ---       ---               (4)      (1)           6            1
State income tax, net of
 federal benefit                   47         5               51        7           38            4
Alternative minimum tax            26         3               16        2          ---          ---
Decrease in Federal and
 state valuation allowance       (577)      (56)            (490)     (62)        (388)         (46)
                                -----       ---             ----      ---         ----          ---
                                $(124)      (12)%           $(93)     (11)%       $ --           --%
                                =====       ===             ====      ===         ====          ===

                                      F-22
                                    Page  49

NOTE 9:         COMMITMENTS AND CONTINGENCIES
- -------         -----------------------------

     The Company is a party to various litigation matters, including a matter with a prior officer of the Company. In the opinion of management, potential losses, if any, on the various matters will not have a material impact on the financial condition or results of operation of the Company.

     The Company's corporate offices and office equipment are leased under noncancellable lease agreements. The leases initially expire at various dates through 2000, and contain options for renewals. There are provisions in the leases for rent increases based on cost of living increases under certain conditions.

     The following are the approximate minimum annual noncancellable rentals to be paid under the provisions of the leases:


                         Fiscal Year            Lease Commitments
                        ------------            -----------------
                            1996                       275
                            1997                       285
                            1998                       128
                            1999                        35
                            2000                        41
                                                      ----
                                                      $764
                                                      ====

     Rental expense amounted to the following approximate amounts for the corresponding periods:


                        For the year ended              Amount
                        ------------------              ------
                        February 28, 1995               $193
                        February 28, 1994               $175
                        February 28, 1993               $245


     At February 28, 1995, the Company has guaranteed the payment of equipment lease obligations for certain of its franchisees for an aggregate amount of approximately $1,450.

     In March 1993, the Company entered into an employment agreement with the Chairman of the Board. The term of the employment contract is seven years. The agreement calls for minimum annual salary amounts during the term of this contract as follows:


                        Year Ending February 28,    Amount
                        ------------------------    ------
                                   1996             $275
                                   1997             $300
                                   1998             $300
                                   1999             $300
                                   2000             $300

     In the event that the Chairman of the Board is substantially incapacitated during the term of his employment for a period of 90 days in the aggregate during any twelve month period, the Company has the right to terminate his employment. Upon termination, the Chairman of the Board will receive one-half of his salary in effect on the date of termination for the remaining term of the agreement. Additionally, in the event of the Chairman's death during his employment, his designated beneficiary or his estate shall be paid one-half of his salary in effect on the date of his death for the remaining term of the agreement.

     In March 1991, the Company entered into a consulting agreement with a Director (and founder of BCT), who had retired as an officer of the Company during fiscal 1991. Under this agreement, consulting services are required in exchange for fees of $50 per year, payable in equal monthly installments. In May 1992, this agreement was formalized pursuant to a consulting contract with an expiration date of February 29, 1996.



                            BCT INTERNATIONAL, INC.
                            -----------------------
000's omitted                                                    SCHEDULE VIII
- -------------
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------


Column A                                   Column B         Column C           Column D      Column E
                                                           Additions
                                                     ---------------------
                                         Balance at  Charged to                              Balance at
                                         beginning   costs and                                 end of
                                          of year     expenses      Other      Deductions       year
                                         ---------   ----------   --------     ----------    ----------
For the year ended February 28, 1995
Allowance for doubtful accounts          $  836        $352       $   ---      $  (300) (1)    $  888
                                         ======        ====       =======      =======         ======
Deferred tax assets valuation allowance  $2,131        $---       $   ---      $  (577)        $1,554
                                         ======        ====       =======      =======         ======
For the year ended February 28, 1994
Allowance for doubtful accounts          $  647        $196       $   ---      $    (7) (1)    $  836
                                         ======        ====       =======      =======         ======
Deferred tax assets valuation allowance  $3,837        $---       $   ---      $(1,706) (3)    $2,131
                                         ======        ====       =======      =======         ======
For the year ended February 28, 1993
Allowance for doubtful accounts          $  738        $242       $   ---      $  (333) (1)    $  647
                                         ======        ====       =======      =======         ======
Deferred tax assets valuation allowance  $  ---        $---       $ 3,837 (2)  $   ---         $3,837
                                         ======        ====       =======      =======         ======

    Allowance for doubtful accounts at February 28, 1995 of $888 is comprised of $337 related to current receivables and $551 to long-term receivables.


    (1) Write off of uncollectible receivables.
    (2) A deferred tax asset value
    (3) The excess of purchase price over fair value of net assets acquired was reduced by $1,216, of the valuation allowance, since this reduction represents the utilization of the acquired operating loss carryforwards.


                                                                      SCHEDULE X
                            BCT INTERNATIONAL, INC.
                            -----------------------
  000's omitted
  -------------
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   ------------------------------------------


  COLUMN A
  --------



            Item                        February 28, 1995     February 28, 1994     February 28, 1993
            -----                       -----------------     -----------------     -----------------
Advertising Costs                               $156                 $162                  $152
                                                ====                 ====                  ====
Amortization of excess cost over
   value of net assets acquired                 $108                 $193                  $180
                                                ====                 ====                  ====
Amortization of intangible assets               $ 68                 $ 22                  $---
                                                ====                 ====                  ====



                                     F-25
                                    Page 52