Form 10-K/A
period 1995-02-28
BCT INTERNATIONAL INC /
filed 1995-06-29
CIK 351541

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-K/A

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                                  Commission file no. 0-10823
ended February 28, 1995                                                  -------
      -----------------

                            BCT INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


            DELAWARE                                        22-2358849
- --------------------------------                   ----------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation of organization)                  No.)


       3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida  33306
       ----------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (305) 563-1224
                                                      -------------

Securities registered pursuant to Section 12 (b) of the Act:

                                     NONE
                                     ----

Securities registered pursuant to Section 12 (g) of the Act:

                    COMMON STOCK, par value $.04 per share
                    --------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at May 15 , 1995 was approximately $14,914,198.

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

               10.3   Consulting Agreement dated March 1, 1992, between the
                      Company and Henry A. Johnson, as filed with the SEC as
                      Exhibit 10.10 to the Company's report on Form 10-K for the fiscal year ended February 29th, 1992, is incorporated herein by reference.

               10.4   Employment Agreement dated March 1, 1993 between the
                      Company and William A. Wilkerson, as filed with the SEC as
                      Exhibit 10.9 to the Company's report on Form 10-K fiscal year ended February 28, 1993, is corporated herein by reference.

               10.5   Agreement dated January 1, 1993 between Business Cards
                      Tomorrow, Inc. Hence/EDP, as filed with the SEC as Exhibit
                      10.12 Company's report on Form 10-K for the fiscal year ended February 28, 1993, is incorporated herein by reference.

               10.6 Note Agreement and Security Agreement dated May 27, 1993 between BCT Delray, Inc. and Carney Bank, as filed with the SEC as Exhibit 10.19 to the Company's report on Form
                      10-K for the fiscal year ended February 28 1993, is incorporated herein by reference.

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

               10.13  Line of Credit Agreement dated October 5, 1994 between the
                      Company and Intercontinental Bank.

               10.14 Employment letter dated March 2, 1995 between the Company and A. George Cann.

               27     Financial Data Schedule for Commercial and Industrial
                      Companies. Article 5 of Regulation S-X.