Form 10-Q
period 1995-07-09
BCT INTERNATIONAL INC /
filed 1995-07-14
CIK 351541

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended May 31, 1995

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

      Delaware                                             22-2358849
 ------------------------                           -----------------------
 (State of Incorporation)                              (I.R.S. Employer
                                                     Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL            33306
- --------------------------------------------------       ----------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (305) 563-1224
                                                     --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X      NO   .
                                        ---       ---

              Number of shares of common stock outstanding as of
                            July 9, 1995: 4,567,884

                            BCT INTERNATIONAL, INC.


                                     INDEX

                                                                          PAGE
                                                                         NUMBER
PART I.   FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED BALANCE SHEETS - May 31, 1995
          and February 28, 1995...........................................   2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
          for the three months ended May 31, 1995 and May 31, 1994........   3

          COMPUTATION OF EARNINGS PER SHARE - for the three months
          ended May 31, 1995 and May 31, 1994.............................   4

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
          STOCKHOLDERS' EQUITY - for the three months ended May 31, 1995..   5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
          for the three months ended May 31, 1995 and May 31, 1994........   6

          Notes to Condensed Consolidated Financial Statements............   7

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   8

PART II.  OTHER INFORMATION AND SIGNATURES

          Signatures......................................................   9

                        PART I.    FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (000's omitted)

ASSETS                                                                 May 31, 1995        February 28, 1995
- -------                                                                -------------       ------------------
Current assets:
 Cash and cash equivalent                                                 $ 1,848               $ 1,299
 Short-term investments                                                       ---                 1,071
 Accounts and notes receivable, net of allowance for
  doubtful accounts of $397 ($337 in fiscal 1995) and
  deferred interest of $18 ($18 in fiscal 1995)                             2,660                 2,305
 Receivables from employees                                                    63                    76
 Inventory, net of reserve of $105 ($105 in fiscal 1995)                    1,962                 1,863
 Assets held for sale                                                         226                   216
 Prepaid expenses and other current assets                                    135                    25
 Net deferred tax asset                                                        84                    88
                                                                          -------               -------
   TOTAL                                                                    6,978                 6,943
                                                                          -------               -------

Accounts and notes receivable, net of allowance
 for doubtful accounts of $551 ($551 in fiscal 1995)                          259                   259
Property and equipment, less allowance for depreciation
   and amortization of $375 ($313 in fiscal 1995)                             786                   640
Net deferred tax asset                                                      1,387                 1,466
Deposits and other assets                                                     124                   131
                                                                          -------               -------
                                                                            2,556                 2,496
                                                                          -------               -------

Trademark, net of accumulated amortization                                    168                   170
Intangible assets, net of accumulated amortization                            403                   409
                                                                          -------               -------
                                                                          $10,105               $10,018
                                                                          =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
 Accounts payable                                                         $   891               $   928
 Notes payable                                                                 22                   162
 Accrued liabilities                                                          244                   287
 Accrued payroll                                                               41                    24
                                                                          -------               -------
   TOTAL                                                                    1,198                 1,401

Notes payable - non-current                                                    48                    48
                                                                          -------               -------
                                                                            1,246                 1,449
                                                                          -------               -------
Preferred stock, Series A, 12% cumulative, $1 par value,
 mandatorily redeemable, 810 shares authorized, issued
 and outstanding                                                              810                   810
                                                                          -------               -------
                                                                              810                   810
                                                                          -------               -------
Stockholders' equity:
 Common stock, $.04 par value, 25,000 shares authorized,
  4,792 issued and outstanding (4,785 shares in fiscal 1995)                  192                   191
 Paid in capital                                                           11,132                11,110
 Accumulated Deficit                                                       (2,774)               (3,054)
                                                                          -------               -------
                                                                            8,550                 8,247
Less: Treasury Stock, at cost, 224 shares                                    (501)                 (488)
                                                                          -------               -------
Total Stockholders' Equity                                                  8,049                 7,759
                                                                          -------               -------
                                                                          $10,105               $10,018
                                                                          =======               =======


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           Three Months Ended
                                                 May 31
                                       1995                1994
                                      ------              ------

Gross revenues                        $3,957              $3,889
Cost of sales                          2,064               2,112
                                      ------              ------
                                       1,893               1,777

Selling and administrative expense     1,483               1,283
                                      ------              ------

Income before income taxes               410                 494
                                      ------              ------
Income tax expense                       106                  91
                                      ------              ------

Net income                            $  304              $  403
                                      ======              ======




See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)
                 (000's omitted, except for per share amounts)



                                      Three Months Ended
                                           May 31
                                     1995          1994
                                    ------        ------

Primary:
 Average number of                   4,569         2,697
 shares outstanding                    935         1,351
 Common stock equivalents           ------        ------
   Totals                            5,504         4,048
                                    ======        ======


Fully diluted:
 Average number of
  shares outstanding                 4,569         2,697
 Common stock equivalents
  and dilutive securities            1,482         4,239
                                    ------        ------
  Totals                             6,051         6,936
                                    ======        ======

Earnings per common
- -------------------
 share:
 ------
Net Income:
 Primary                            $  .07        $  .09
 Fully diluted                      $  .07        $  .04
                                    ======        ======




See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MAY 31, 1995
                                  (UNAUDITED)
                                 000's omitted
                                 -------------



                                             Common Stock
                                      --------------------------                                         Less:
                                        Number of          Par        Paid In        Accumulated       Treasury
                                         Shares           Value       Capital          Deficit           Stock         Total
                                      --------------------------------------------------------------------------------------

Balance February 28, 1995                4,785            $191       $11,110         $(3,054)            (488)       $7,759

Exercise of warrants                         7               1            13             ---              (13)            1

Issuance of warrants                       ---             ---             9             ---              ---             9

Net Income                                 ---             ---           ---             304              ---           304

Dividend declared on convertible
 preferred stock                           ---             ---           ---             (24)             ---           (24)
                                        ------           -----     ---------        --------            -----        ------

Balance May 31, 1995                     4,792            $192       $11,132         $(2,774)           $(501)       $8,049
                                        ======           =====     =========        ========            =====        ======

           See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)

                                                                        Three months ended
                                                                               May 31
                                                                      1995               1994
                                                                      --------------------------


Cash flows from operating activities:
  Net income                                                          $  304             $   403
                                                                      ------             -------
  Adjustments to reconcile net income to net cash
   used by operating activities:
     Income tax benefit                                                  (82)               (118)
     Income tax expense                                                  175                 209
     Depreciation and amortization                                        53                  69
     Cost assigned to warrants issued                                      9                   9
     (Increase) decrease in accounts and notes receivable               (342)                  1
     (Increase) decrease in inventory                                    (99)                 31
     (Increase) in assets held for sale                                  (10)                ---
     (Increase) decrease in prepaid expenses and other assets           (110)                 36
     Decrease in deposits and other assets                                 7                   6
     (Decrease) in accounts payable and accrued liabilities              (37)               (784)
                                                                      ------             -------
   Total adjustments                                                    (436)               (541)
                                                                      ------             -------
     Net cash (used) by operating activities                            (132)               (138)
                                                                      ------             -------

Cash flows from investing activities:
  Maturity of short-term investments                                   1,071                 ---
  Capital expenditures                                                  (226)                (13)
                                                                      ------             -------
     Net cash provided (used) by investing activities                    845                 (13)
                                                                      ------             -------

Cash flows from financing activities:
  Issuance of Series B convertible preferred stock                       ---               1,300
  Restricted cash                                                        ---                 738
  Dividend payments on preferred stock                                   (24)                (24)
  Repayment of subordinated debentures                                   ---              (1,180)
  Principal payments on notes payable                                   (140)                (24)
                                                                      ------             -------
    Net cash (used) provided by financing activities                    (164)                810
                                                                      ------             -------
     Net increase in cash and cash equivalents                           549                 659
  Cash and cash equivalents at beginning of period                     1,299                  80
                                                                      ------             -------
  Cash and cash equivalents at end of period                          $1,848             $   739
                                                                      ======             =======
Supplemental Disclosures:
- -------------------------
Interest paid                                                         $    4             $    51
                                                                      ======             =======
Income taxes paid                                                     $   39             $    19
                                                                      ======             =======

Noncash Activities:
- ------------------
During the first quarter ended May 31, 1995, a warrant holder exercised 10 warrants and tendered 6 of the Company's stock for payment of the exercise of these warrants and received 7 shares of the Company's stock.

During the first quarter ended May 31, 1994, $252 and $150 of subordinated convertible debentures were converted into 84 and 66 shares of common stock, respectively.

During the first quarter ended May 31, 1994, a note receivable due from an employee in the amount of $17 was satisfied through the cancellation of 5 shares of common stock of the Company that collateralized this note receivable.

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 May 31, 1995
                                 ------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of May 31, 1995.

2. The results for the three month periods ended May 31, 1995 and 1994, are not necessarily indicative of results that may be expected for the fiscal year.

3. Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of common stock outstanding and common stock equivalents, which consist of stock options and stock warrants. On a fully-diluted basis, net earnings, weighted average shares outstanding and common stock equivalents are adjusted to assume the conversion of convertible subordinated debentures and preferred stock from the date of issue.

4. In February 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

     The valuation allowance of $1,554 at February 28, 1995, which represents 50% of the gross deferred tax assets on that date, was $1,471, or 50% on May 31, 1995. This reduction of the valuation allowance reduced income tax expense by $83. The tax provision for the three months ended May 31, 1995, includes a current and deferred tax expense of $10 and $165, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
- ---------------------

Total revenues increased $68,000, or 2%, for the first quarter ended May 31, 1995, as compared to the corresponding period in the prior fiscal year. Royalty revenue increased by $110,000, or 10%; paper sales increased by $169,000 or 9%; revenue from the company Plants increased by $79,000 or 32%; and revenue from franchise Plant sales decreased by $357,000 or 77%. The decline in franchise Plant sales is not indicative of a lack of marketable territories. The Company has restructured its franchise sales department and anticipates continued franchise sales during fiscal 1996.

Cost of goods sold as a percentage of revenues was 52% for the first quarter ended May 31, 1995, as compared to 54% for the corresponding period in fiscal 1995. Although the percentage generally remains stable, it does fluctuate due to periodic changes in the revenue mix.

Selling and administrative expenses represented 37% of gross revenues for the first quarter ended May 31, 1995, and 32% for the corresponding period in fiscal 1995. The primary causes of the increase in selling and administrative expenses as a percentage of revenues were the increased expenses associated, with (i) the company Plants' operations (a $103,000 or 52% increase over the prior year's level) and (ii) the Company's formalization of its marketing department. The costs associated with the marketing department in the first quarter of fiscal 1996 increased by $58,000 (100%) from the prior year's level.

The increased revenues and expenses from Company Plants were due to the operation of two Company Plants during the first quarter of fiscal 1996 while only one Company Plant was operational during the first quarter of fiscal 1995. The Company Plants yielded operating losses of $68,000 during the first quarter of fiscal 1996 and $9,000 during the first quarter of fiscal 1995.

The Company earned a net income of $304,000 for the three months ended May 31, 1995, as compared to a net income of $403,000 for the corresponding period in fiscal 1995. The fiscal 1996 first quarter net income reflects operating income of $410,000 and a $106,000 income tax expense. Operating income for the first quarter of fiscal 1995 was $494,000.

Liquidity and Capital Resources
- -------------------------------

In December 1994, the Company, through its demand conversion of the Series B preferred stock warrants, received a net capital infusion of $1,938,000. Through May 31, 1995, $288,000 of these proceeds have been utilized in efforts to increase revenues. The remainder of the proceeds are being invested in cash equivalents.

During the first quarter of 1996, the Company utilized working capital as well as investment income to make debt payments totaling $140,000.

During the quarter ended May 31, 1995, the Company made capital expenditures of approximately $226,000, most of which were dedicated to office equipment and furniture and fixtures.

The Company anticipates that it will require an additional $100,000 to complete the computer automation program for PPP during fiscal 1996.

The Company's Wedding Invitations and Social Stationery Catalog (the "Social Catalog") continues to be performing at less than original plan; only 2,874 catalogs ($129,000) have been sold since inception. Because of the slow implementation of this catalog by its franchisees, during fiscal 1995 the Company engaged a marketing consultant to perform comprehensive research on the Social Catalog. To date, two of the three stages of research have been completed. It is apparent from the research completed to date that the Social Catalog program needs to be modified. At February 28, 1995, a $100,000 reserve was recorded for the Social Catalog. The net investment in Social Catalog inventories at May 31, 1995 approximates $57,000.

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

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BCT INTERNATIONAL, INC.
                                           (Registrant)


Date:       7/14/95                William Wilkerson
      -------------------          ----------------------------------------
                                   William Wilkerson
                                   Chairman & Chief Executive Officer



Date:       7/14/95                Donna Pagano-Leo
      -------------------          ----------------------------------------
                                   Donna M. Pagano-Leo
                                   Vice President & Chief Financial Officer