Form 10-Q
period 1995-08-31
BCT INTERNATIONAL INC /
filed 1995-10-12
CIK 351541

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended August 31, 1995

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

          Delaware                                    22-2358849
  ------------------------             ---------------------------------------
  (State of Incorporation)             (I.R.S. Employer Identification Number)


3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                33306
--------------------------------------------------           ----------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (305) 563-1224
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
                                        -------     ----

              Number of shares of common stock outstanding as of
                          October 9, 1995:  4,568,877

                            BCT INTERNATIONAL, INC.



                                     INDEX


                                                                                           PAGE
                                                                                          NUMBER
PART I.   FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED BALANCE SHEETS -
          August 31, 1995 and February 28, 1995..................................             2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
          for the six months ended August 31, 1995 and August 31, 1994 and
          the three months ended August 31, 1995 and August 31, 1994 ............             3

          COMPUTATION OF EARNINGS PER SHARE - for the six months
          ended August 31, 1995 and August 31, 1994 and the three months
          ended August 31, 1995 and August 31, 1994 .............................             4

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
          IN STOCKHOLDERS' EQUITY - for the six months ended
          August 31, 1995 .......................................................             5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
          for the six months ended August 31, 1995 and August 31, 1994 ..........             6

          Notes to Condensed Consolidated Financial Statements ..................             7

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations .................................................           8-9


PART II.  OTHER INFORMATION AND SIGNATURES

          Signatures ............................................................            10

                        PART I.    FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (000's omitted)

ASSETS                                                                   August 31, 1995     February 28, 1995
------                                                                   ---------------     -----------------
Current assets:
 Cash and cash equivalent                                                   $    680               $  1,299
 Short-term investments                                                        1,471                  1,071
 Accounts and notes receivable, net of allowance for
  doubtful accounts of $268 ($337 in fiscal 1995) and
  deferred interest of $18 ($18 in fiscal 1995)                                3,050                  2,305
 Receivables from employees                                                       71                     76
 Inventory, net of reserve of $105 ($105 in fiscal 1995)                       2,175                  1,863
 Assets held for sale                                                            166                    216
 Prepaid expenses and other current assets                                       116                     25
 Net deferred tax asset                                                           85                     88
                                                                            --------               --------
   TOTAL                                                                       7,814                  6,943
                                                                            --------               --------

Accounts and notes receivable, net of allowance
 for doubtful accounts of $551 ($551 in fiscal 1995)                             658                    259
Property and equipment, less allowance for depreciation
   and amortization of $410 ($313 in fiscal 1995)                                818                    640
Net deferred tax asset                                                         1,325                  1,466
Deposits and other assets                                                        124                    131
                                                                            --------               --------
                                                                               2,925                  2,496
                                                                            --------               --------
Trademark, net of accumulated amortization                                       167                    170
Intangible assets, net of accumulated amortization                               350                    409
                                                                            --------               --------
                                                                            $ 11,256               $ 10,018
                                                                            ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                           $  1,782               $    928
 Notes payable                                                                    13                    162
 Accrued liabilities                                                             279                    287
 Accrued payroll                                                                  57                     24
                                                                            --------               --------
   TOTAL                                                                       2,131                  1,401
Notes payable - non-current                                                       48                     48
                                                                            --------               --------
                                                                               2,179                  1,449
                                                                            --------               --------
Preferred stock, Series A, 12% cumulative, $1 par value,
 mandatorily redeemable, 810 shares authorized, issued
 and outstanding                                                                 810                    810
                                                                            --------               --------
                                                                                 810                    810
                                                                            --------               --------
Stockholders' equity:
 Common stock, $.04 par value, 25,000 shares authorized,
  4,792 shares issued and outstanding (4,785 shares in fiscal 1995)              192                    191
 Paid in capital                                                              11,142                 11,110
 Accumulated Deficit                                                          (2,566)                (3,054)
                                                                            --------               --------
                                                                               8,768                  8,247
Less: Treasury Stock, at cost, 224 shares (224 shares in fiscal 1995)           (501)                  (488)
                                                                            --------               --------
Total Stockholders' Equity                                                     8,267                  7,759
                                                                            --------               --------
                                                                            $ 11,256               $ 10,018
                                                                            ========               ========

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (000's omitted, except per share amounts)



                                              Six Months Ended            Three Months Ended
                                                 August 31                     August 31
                                            1995          1994           1995            1994
                                            ----          ----           ----            ----

Gross revenues                              $8,500        $6,961         $4,542          $3,072
Cost of sales                                4,420         3,717          2,382           1,578
                                            ------        ------         ------          ------
                                             4,080         3,244          2,160           1,494

Selling and administrative expense           3,368         2,560          1,859           1,304
                                            ------        ------         ------          ------

Income before income taxes                     712           684            301             190

Income tax expense                             176           126             70              35
                                            ------        ------         ------          ------

Net income                                  $  536        $  558         $  231          $  155
                                            ======        ======         ======          ======




See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)
                 (000's omitted, except for per share amounts)

                                     Six Months Ended           Three Months Ended
                                         August 31                   August 31
                                    1995         1994            1995         1994
                                   ------       ------          ------       ------

Primary:
   Average number of
    shares outstanding              4,569        2,921           4,569        2,935
   Common stock equivalents           935        1,968           1,668        2,083
                                   ------       ------          ------       ------
     Totals                         5,504        4,889           6,237        5,018
                                   ======       ======          ======       ======

Fully diluted:
   Average number of
    shares outstanding              4,569        2,921           4,569        2,935
   Common stock equivalents
    and dilutive securities         1,445        4,798           1,481        4,817
                                   ------       ------          ------       ------
     Totals                         6,014        7,719           6,050        7,752
                                   ======       ======          ======       ======

Earnings per common share:
-------------------------
Net Income:
  Primary                          $  .07       $  .10          $  .02       $  .04
  Fully diluted                    $  .07       $  .05          $  .02       $  .04
                                   ======       ======          ======       ======



See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED AUGUST 31, 1995
                                  (UNAUDITED)
                                 000's omitted
                                 -------------


                                       Common Stock
                                  ----------------------                             Less:
                                  Number of       Par      Paid In   Accumulated    Treasury
                                    Shares       Value     Capital     Deficit       Stock       Total
                                  ---------      -----    --------   -----------    --------     ------
Balance February 28, 1995             4,785       $191    $11,110        $(3,054)       (488)    $7,759

Exercise of warrants                      7          1         13            ---         (13)         1

Issuance of warrants                    ---        ---         19            ---         ---         19

Net Income                              ---        ---        ---            536         ---        536

Dividend declared on convertible
  preferred stock                       ---        ---        ---            (48)        ---        (48)
                                      -----       ----    -------       --------        ----     ------

Balance August 31, 1995               4,792       $192    $11,142        $(2,566)       (501)    $8,267
                                      =====       ====    =======       ========        ====     ======


           See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)

                                                         Six months ended
                                                            August 31
                                                     1995              1994
                                                   ---------------------------
Cash flows from operating activities:
  Net income                                        $   536           $   558
                                                    -------           -------
  Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
       Income tax benefit                              (144)             (163)
       Income tax expense                               320               289
       Depreciation and amortization                    145               142
       Cost assigned to warrants issued                  19                18
       (Increase) in accounts and
         notes receivable                            (1,139)              (52)
       (Increase) in inventory                         (312)              (39)
       Decrease in assets held for sale                  50               ---
       (Increase) in prepaid expenses
         and other assets                               (91)              (74)
       (Increase) in intangible assets                  ---                (2)
       Decrease (increase) in deposits                    7               (10)
         and other assets
       Increase (decrease) in accounts payable and      879              (627)
         accrued liabilities                        -------           -------
       Total adjustments                               (266)             (518)
                                                    -------           -------
       Net cash provided (used) by                      270                40
         operating activities                       -------           -------

Cash flows from investing activities:
  Increase in short-term investments                   (400)              ---
  Capital expenditures                                 (292)              (52)
                                                    -------           -------
      Net cash provided (used) by
       investing activities                            (692)              (52)
                                                    -------           -------

Cash flows from financing activities:
  Issuance of Series B convertible
    preferred stock                                     ---             1,300
  Issuance of common stock                              ---                12
  Restricted cash                                       ---               738
  Dividend payments on preferred stock                  (48)             (111)
  Repayment of subordinated debentures                  ---            (1,180)
  Principal payments on notes payable                  (149)              (49)
                                                    -------           -------
  Net cash (used) provided by
    financing activities                               (197)              710
                                                    -------           -------
       Net (decrease) increase in cash
         and cash equivalents                          (619)              698

  Cash and cash equivalents at
    beginning of period                               1,299                80
                                                    -------           -------
  Cash and cash equivalents at
    end of period                                   $   680           $   778
                                                    =======           =======

Interest paid                                       $     6           $    25
                                                    =======           =======
Income taxes paid                                   $    12           $    12
                                                    =======           =======

Noncash Activities:
------------------
During the first quarter ended May 31, 1995, a warrant holder exercised 10 warrants and tendered 6 of the Company's stock for payment of the exercise of these warrants and received 7 shares of the Company's stock.

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

                            BCT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                August 31, 1995
                                ---------------


1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of August 31, 1995.

2. The results for the six month periods ended August 31, 1995 and 1994, are not necessarily indicative of results that may be expected for the fiscal year.

3. Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents, which consist of stock options and warrants. On a fully-diluted basis, net earnings, weighted average shares outstanding and common stock equivalents are adjusted to assume the conversion of convertible subordinated debentures and preferred stock from the date of issue.

4. In February 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. FAS
                                             ---------------------------
     109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

     The valuation allowance of $1,554,000 at February 28, 1995, which represents 50% of the gross deferred tax assets on that date, was $1,410,000, or 50% on August 31, 1995. This reduction of the valuation allowance reduced income tax expense by $144,000. The tax provision for the six and three months ended August 31, 1995, includes a current and deferred tax expense of $33,000 and $287,000 and $9,000 and $122,000, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


                                August 31, 1995
                                ---------------

Results of Operations
---------------------

Total revenues increased $1,470,000, or 49%, for the three months ended August 31, 1995, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) sales of paper products ($344,000, or 20%), (ii) franchise sales ($725,000, or 9062%),
(iii) print shop sales ($94,000, or 91%), (iv) royalty revenue ($71,000, or 7%) and (v) Company stores revenue ($199,000, or 106%).

Total revenues increased $1,539,000, or 22%, for the six months ended August 31, 1995, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) sales of paper products ($513,000, or 14%), (ii) royalty revenue ($119,000, or 5%), (iii) print shop sales ($148,000, or 61%), (iv) franchise sales ($376,000, or 81%) and (v) Company stores revenue ($279,000, or 6%). The revenue growth reflects the use of the new business card catalog by 95% of the franchisees and the sales of two franchises, a facility (an adjacent territory added to an existing franchise), a territory and a Company store.

Cost of goods sold as a percentage of revenues was 52% and 53%, respectively, for the six and three months ended August 31, 1995, as compared to 52% and 51%, respectively, for the corresponding periods in fiscal 1995. Although the percentage generally remains stable, it does fluctuate due to periodic changes in the revenue mix.

Selling and administrative expenses represented 40% and 37% of gross revenues for the six and three months ended August 31, 1995, respectively, and 41% and 42% for the corresponding periods in fiscal 1994. While selling and administrative expenses in the current period declined as a percentage of revenues, they increased on an aggregate basis due primarily to the increased expenses associated with the Company Plants' operations (a $706,000, or 630% increase over the prior year).

The increased revenues and expenses from Company Plants were due to the operation of four Company Plants during the first six months of fiscal 1996 while only one Company Plant was operational during the first six months of fiscal 1995. The fourth Company Plant was sold June 30, 1995. The Company Plants yielded operating losses of $347,000 for the first six months of fiscal 1996 versus $112,000 during the comparable period in fiscal 1995.

The Company earned net income of $536,000 and $231,000 for the six and three months ended August 31, 1995, respectively, as compared to net income of $558,000 and $155,000 for the corresponding periods in fiscal 1995. The fiscal 1996 net income for the first six months reflects operating income of $712,000 and a $176,000 income tax expense. Operating income for the first six months of fiscal 1995 was $684,000.

Liquidity and Capital Resources
-------------------------------

In December 1994, as a result of the exercise of most of the Series B preferred stock warrants following the Company's call of those warrants, the Company received a net capital infusion of $1,938,000. Through August 31, 1995, $467,000 of these proceeds have been utilized in efforts to increase revenues. The remainder of the proceeds have been placed in short-term investments.

During the first quarter of fiscal 1996, the Company utilized working capital as well as investment income to make debt payments totalling $149,000.

During the six months ended August 31, 1995, the Company made capital expenditures of approximately $292,000, most of which were dedicated to office equipment, computer software and equipment, and furniture and fixtures.

The Company anticipates that it will require an additional $50,000 to complete the computer automation program for Pelican Paper Products (PPP) during fiscal 1996.

The Company's Wedding Invitations and Social Stationery Catalog (the "Social Catalog") continues to be performing at less than original plan; only 2,890 catalogs ($130,000) have been sold since inception. Because of the slow implementation of this catalog by Company franchisees, during fiscal 1995 the Company engaged a marketing consultant to perform comprehensive research on the Social Catalog. To date, two of the three stages of research have been completed. It is apparent from the research completed to date that the Social Catalog program needs to be significantly modified. At February 28, 1995, a $100,000 reserve against inventory was recorded for the Social Catalog. The net investment in Social Catalog inventories at August 31, 1995 approximates $57,000.

The Company's accounts and notes receivable increased $1,144,000, or 45%, from February 28, 1995 to August 31, 1995. This increase is attributable to a $400,000 financing of a franchise sale, PPP's increase of its market share within the franchise network, yielding $265,000 in additional receivables, and the growth in BCT system sales, yielding $479,000 in additional receivables.

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



                                 BCT INTERNATIONAL, INC.
                                       (Registrant)


Date:   October 9, 1995           William Wilkerson
        ---------------           -----------------------------------------
                                  William Wilkerson
                                  Chairman & Chief Executive Officer



Date:   October 9, 1995           Donna Pagano-Leo
        ---------------           -----------------------------------------
                                  Donna M. Pagano-Leo
                                  Vice President & Chief Financial Officer