Form 10-Q
period 1995-11-30
BCT INTERNATIONAL INC /
filed 1996-01-11
CIK 351541

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended November 30, 1995

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         Delaware                                     22-2358849
--------------------------              ---------------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                    33306
--------------------------------------------------                  -----------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (305) 563-1224
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
                                        -------     -----

               Number of shares of common stock outstanding as of
                           January 9, 1996: 4,940,500

                            BCT INTERNATIONAL, INC.

                                     INDEX


                                                                       PAGE
                                                                      NUMBER

PART I.    FINANCIAL INFORMATION
-------    ---------------------

           CONDENSED CONSOLIDATED BALANCE SHEETS -
           November 30, 1995 and February 28, 1995. . . . . . . .      2

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
           for the nine months ended November 30, 1995 and
           November 30, 1994 and the three months ended
           November 30, 1995 and November 30, 1994. . . . . . . .      3

           COMPUTATION OF EARNINGS PER SHARE -
           for the nine months ended November 30, 1995 and
           November 30, 1994 and the three months ended
           November 30, 1995 and November 30, 1994. . . . . . . .      4

           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
           STOCKHOLDERS' EQUITY - for the nine months ended
           November 30, 1995  . . . . . . . . . . . . . . . . . .      5

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
           for the nine months ended November 30, 1995
           and November 30, 1994. . . . . . . . . . . . . . . . .      6 - 7

           Notes to Condensed Consolidated Financial Statements .      8

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .      9 - 10

PART II.   OTHER INFORMATION AND SIGNATURES


           Signatures . . . . . . . . . . . . . . . . . . . . . .      11


                        PART I.    FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (000's omitted)

ASSETS                                                                     November 30, 1995    February 28, 1995
------                                                                    ------------------   ------------------
Current assets:
 Cash and cash equivalent                                                           $    890             $  1,299
 Short-term investments                                                                  690                1,071
 Accounts and notes receivable, net of allowance for
  doubtful accounts of $250 ($337 in fiscal 1995) and
  deferred interest of $18 ($18 in fiscal 1995)                                        2,870                2,305
 Receivables from employees                                                               43                   76
 Inventory, net of reserve of $105 ($105 in fiscal 1995)                               2,111                1,863
 Assets held for sale, net                                                               168                  216
 Prepaid expenses and other current assets                                                80                   25
 Net deferred tax asset                                                                   79                   88
                                                                                    --------             --------
   TOTAL                                                                               6,931                6,943
                                                                                    --------             --------

Accounts and notes receivable, net of allowance
 for doubtful accounts of $591 ($551 in fiscal 1995)                                     621                  259
Property and equipment, less allowance for depreciation
   and amortization of $451 ($313 in fiscal 1995)                                      1,067                  640
Net deferred tax asset                                                                 1,323                1,466
Deposits and other assets                                                                 85                  131
                                                                                    --------             --------
                                                                                       3,096                2,496
                                                                                    --------             --------

Trademark, net of accumulated amortization                                               166                  170
Intangible assets, net of accumulated amortization                                       296                  409
                                                                                    --------             --------
                                                                                    $ 10,489             $ 10,018
                                                                                    ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                                   $  1,156             $    928
 Notes payable                                                                             4                  162
 Accrued liabilities                                                                     236                  287
 Accrued payroll                                                                          23                   24
                                                                                    --------             --------
   TOTAL                                                                               1,419                1,401

Notes payable - non-current                                                               48                   48
                                                                                    --------             --------
                                                                                       1,467                1,449
                                                                                    --------             --------

Minority stockholder interest                                                              3                  ---
                                                                                    --------             --------

Preferred stock, Series A, 12% cumulative, $1 par value,
 mandatorily redeemable, 810 shares authorized, 260 shares
 issued and outstanding (810 shares in 1995)                                             260                  810
                                                                                    --------             --------
                                                                                         260                  810
                                                                                    --------             --------
Stockholders' equity:
 Common stock, $.04 par value, 25,000 shares authorized,
   5,164 shares issued and outstanding (4,785 shares in fiscal 1995)                     207                  191
   Paid in capital                                                                    11,641               11,110
   Accumulated deficit                                                             (   2,588)             ( 3,054)
                                                                                    --------             --------
                                                                                       9,260                8,247
Less: treasury stock, at cost, 231 shares (224 shares in fiscal 1995)              (     501)                (488)
                                                                                    --------             --------
Total stockholders' equity                                                             8,759                7,759
                                                                                    --------             --------
                                                                                    $ 10,489             $ 10,018
                                                                                    ========             ========

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (000's omitted)

                                         Nine Months Ended       Three Months Ended
                                             November 30            November 30
                                          1995       1994         1995       1994
                                        --------   --------      -------    ------
Gross revenues                           $12,502    $10,145      $4,002     $3,184
Cost of sales                              6,491      5,367       2,071      1,649
                                         -------    -------      ------     ------
                                           6,011      4,778       1,931      1,535

Selling and administrative expense         5,269      3,842       1,890      1,303
                                         -------    -------      ------     ------

Income before income taxes                   742        936          41        232

Income tax expense                           191        198          25         51
                                         -------    -------      ------     ------

Net income                               $   551    $   738      $   16     $  181
                                         =======    =======      ======     ======


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                                  (UNAUDITED)
                 (000's omitted, except for per share amounts)


                                                   Nine Months Ended   Three Months Ended
                                                      November 3          November 30
                                                    1995      1994      1995      1994
                                                   ------    ------    ------    ------
Primary:
 Average number of
 shares outstanding                                 4,652     3,034     4,817     3,261
Common stock equivalents                              881     1,818       880     1,945
                                                   ------    ------    ------    ------
    Totals                                          5,533     4,852     5,697     5,206
                                                   ======    ======    ======    ======

Fully diluted:
 Average number of
  shares outstanding                                4,652     3,034     4,817     3,261
 Common stock equivalents
  and dilutive securities                           1,344     4,386     1,359     4,717
                                                   ------    ------    ------    ------
    Totals                                          5,996     7,420     6,176     7,978
                                                   ======    ======    ======    ======

Earnings per common
-------------------
share:
------
Net Income:
 Primary                                           $ . 07    $  .13    $ .003    $  .03
 Fully diluted                                     $  .07    $  .06    $ .003    $  .01
                                                   ======    ======    ======    ======




See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED NOVEMBER 30, 1995
                                  (UNAUDITED)
                                 000's omitted
                                 -------------


                                                  Common Stock
                                               ------------------                                       Less:
                                               Number of     Par         Paid In      Accumulated     Treasury
                                                Shares      Value        Capital        Deficit        Stock
                                               --------    -------    ------------    -----------     --------

     Balance February 28, 1995                 4,785       $191       $11,110        $( 3,054)       $ (  488)    $ 7,759

     Exercise of warrants                          7          1            13              ---            (13)          1

     Issuance of warrants                        ---        ---            28              ---            ---          28

     Conversion of 550 shares of Series A
       Preferred Stock at a conversion
       ratio of $1.48.                           372         15           535              ---            ---         550

     Registration costs                          ---        ---       (    45)             ---            ---      (   45)

     Net income                                  ---        ---           ---              551            ---         551

     Dividend declared on convertible
      preferred stock                            ---        ---           ---         (    85)           ---       (  85)
                                               -----      -----        -------       --------        -------      ------

     Balance November 30, 1995                 5,164       $207        $11,641       $( 2,588)       $  (501)     $8,759
                                               =====      =====        =======       ========        =======      ======


           See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)

                                                                 Nine months ended
                                                                    November 30
                                                               1995             1994
                                                            --------------------------
Cash flows from operating
 activities:
Net income                                                  $    551        $       738
 Adjustments to reconcile
  net income to net cash
  provided by operating
   activities:
   Income tax benefit                                        (    151)         (    226)
   Income tax expense                                             342               376
   Depreciation and amortization                                  245               215
   Cost assigned to  warrants issued                               28                27
   Accretion of commission paid on Series B convertible
     preferred stock                                              ---                78
   (Increase) in accounts and notes receivable               (   894)          (    302)
   (Increase) in inventory                                   (   248)          (    137)
   (Increase) in assets held for sale                        (   209)               ---
   (Increase) in prepaid expenses and other assets           (    55)          (     74)
   (Increase) in  intangible assets                              ---           (      2)
   (Increase) in deposits and other assets                   (    45)          (     10)
   Decrease (increase) in accounts payable
    and accrued liabilities                                      661           (    396)
                                                           ---------          ----------
Total adjustments                                            (   326)          (    451)
                                                           ---------          ----------
   Net cash provided by operating activities                     225                287
                                                           ---------          ----------

Cash flows from investing
 activities:
  Decrease in short-term investment                              381                ---
  Capital expenditures                                       (   467)          (    108)
  Acquisition of franchisee plant                            (   276)          (    ---)
                                                           ---------          ----------
  Net cash (used) by investing activities                    (   362)          (    108)

Cash flows from financing
 activities:
  Issuance of preferred stock                                   ---               1,300
  Dividend payments on preferred stock                       (    62)          (    203)
  Restricted cash                                                ---                738
  Issuance of common stock                                       ---              1,412
  Expenses associated with registration of securities        (    50)               ---
  Repayment of subordinated debentures                           ---           (  1,180)
  Principal payments on notes payable                        (   160)          (     76)
                                                           ---------          ----------
    Net cash (used) provided by financing activities         (   272)             1,991
                                                           ---------          ----------
  Net (decrease) increase in cash and cash
   equivalents                                               (   409)             2,170

  Cash and cash equivalents at beginning of period             1,299                 80
                                                           ---------          ----------

  Cash and cash equivalents at November 30                 $     890          $   2,250
                                                           =========          =========
Interest paid                                              $       7          $      36
                                                           =========          =========

Income taxes paid                                          $      55          $      47
                                                           =========          =========

Non-cash activities
-------------------
During the third quarter ended November 30, 1995, $550 of convertible Series A preferred stock was converted into 372 shares of common stock, respectively.


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's ommitted)
                                  (Continued)


During the three quarters ended November 30, 1995, the Company repossessed three existing franchisee plants and acquired $228 in tangible assets in exchange for funds owed the Company.

During the first quarter ended May 31, 1994, $252 and $150 of subordinated convertible debentures were converted into 84 and 66 shares of common stock, respectively.

During the first quarter ended May 31, 1994, a note receivable due from an employee in the amount of $17 was satisfied through the return of 5 shares of common stock of the Company that collateralized this note receivable.

On November 1, 1994, 2,225 shares of Series B convertible preferred stock were converted into 989 shares of common stock.



See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                (000's Omitted)

                               November 30, 1995
                               -----------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of November 30, 1995.

2. The results for the three and nine month periods ended November 30, 1995 and 1994, are not necessarily indicative of results that may be expected for the fiscal year.

3. Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options and stock warrants. On a fully-diluted basis, both net earnings, weighted average shares outstanding and common stock equivalents are adjusted to assume the conversion of convertible subordinated debentures and preferred stock from the date of issue.

4. In February 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. FAS 109
                                            ---------------------------
    is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

    The valuation allowance of $1,554 at February 28, 1995, which represents 50% of the gross deferred tax assets on that date, was $1,402, or 50% on November 30, 1995. The reduction of the valuation allowance reduced income tax expense by $151. The tax provision for the nine and three months ended November 30, 1995, includes a current and deferred tax expense of $40 and $302, and $17 and $16, respectively.

5. On November 1, 1995, the Company entered into an agreement with a franchise plant whereby the Company acquired a 70% ownership interest in the franchise plant. The original owner of the franchise plant is maintaining a 30% minority interest. In exchange for the 70% interest, the Company contributed $276 in assets.

6. As part of the Company's ongoing focus to improve the financial performance of its systemwide franchise network, a repossession program for troubled franchise plants has been established. Subsequent to repossession of a franchise plant, the Company operates the plant as a Company store while actively marketing the territories to potential new franchisees. The acquired assets and liabilities upon repossession are recorded at their estimated fair value and are reflected as assets held for sale net of liabilities. Through the nine months ended November 30, 1995, the Company repossessed three franchise plants.

                    MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                               November 30, 1995
                               -----------------

Results of Operations
---------------------

Total revenues increased $818,000, or 26%, for the three months ended November 30, 1995, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) sales of paper products ($267,000, or 15%), (ii) print shop sales ($89,000, or 71%), (iii)
royalty revenue ($44,000, or 4%) and (iv) Company stores revenue ($335,000, or 210%).

Total revenues increased $2,357,000, or 23%, for the nine months ended November 30, 1995, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) sales of paper products ($780,000, or 14%), (ii) royalty revenue ($154,000, or 5%), (iii) print shop sales ($237,000, or 64%), (iv) franchise sales ($412,000, or 88%) and (v) Company stores revenue ($614,000, or 104%). The revenue growth reflects the use of the new business card catalog by 95% of the franchisees and the sales of two franchises, a facility (an adjacent territory added to an existing franchise), a territory and a Company store.

Cost of goods sold as a percentage of revenues was 52% and 52%, respectively, for the nine and three months ended November 30, 1995, as compared to 53% and 52%, respectively, for the corresponding periods in fiscal 1995. Although the percentage generally remains stable, it does fluctuate due to periodic changes in the revenue mix.

Selling and administrative expenses represented 42% and 47% of gross revenues for the nine and three months ended November 30, 1995, respectively, and 38% and 41% for the corresponding periods in fiscal 1995. Selling and administrative expenses in the current fiscal year increased on an aggregate basis and as a percentage of revenues due primarily to the increased expenses associated with the Company Plants' operations (a $565,000, or 100% increase during the first nine months of fiscal 1996 over the same period in fiscal 1995).

The increased revenues and expenses from Company Plants were due to the operation of five Company Plants during the first nine months of fiscal 1996 while only one Company Plant was operational during the first nine months of fiscal 1995. The fifth Company Plant was sold June 30, 1995. The Company Plants yielded operating losses of $623,000 for the first nine months of fiscal 1996 versus $187,000 during the comparable period in fiscal 1995. The majority of the Company Plants' losses have been generated by the Delray Beach, Florida, Plant.

The Company earned net income of $551,000 and $16,000 for the nine and three months ended November 30, 1995, respectively, as compared to net income of $738,000 and $181,000 for the corresponding periods in fiscal 1995. The fiscal 1996 net income for the first nine months reflects operating income of $742,000 and a $191,000 income tax expense. Operating income for the first nine months of fiscal 1995 was $936,000.

Liquidity and Capital Resources
-------------------------------

In December 1994, as a result of the exercise of most of the Series B preferred stock warrants following the Company's call of those warrants, the Company received a net capital infusion of $1,938,000. Through November 30, 1995, $568,000 of these proceeds have been utilized in efforts to increase revenues. The remainder of the proceeds have been placed in short-term investments.

During the first quarter of fiscal 1996, the Company utilized working capital as well as investment income to make debt payments totalling $160,000.

During the nine months ended November 30, 1995, the Company made capital expenditures of approximately $467,000, most of which were dedicated to office equipment, computer software and equipment, furniture and fixtures, and other machinery and equipment.

The Company anticipates that it will require an additional $50,000 to complete the computer automation program for Pelican Paper Products (PPP) during fiscal 1996.

-------------------------------

The Company's Wedding Invitations and Social Stationery Catalog (the "Social Catalog") continues to be performing at less than original plan; only 2,890 catalogs ($130,000) have been sold since inception. Because of the slow implementation of this catalog by Company franchisees, during fiscal 1995 the Company engaged a marketing consultant to perform comprehensive research on the Social Catalog. To date, two of the three stages of research have been completed. It is apparent from the research completed to date that the Social Catalog program needs to be significantly modified. At February 28, 1995, a $100,000 reserve against inventory was recorded for the Social Catalog. The net investment in Social Catalog inventories at November 30, 1995 approximates $57,000.

The Company's accounts and notes receivable increased $927,000, or 36%, from February 28, 1995 to November 30, 1995. This increase is attributable to a $400,000 financing of a franchise sale, PPP's increase of its market share within the franchise network, yielding $274,000 in additional receivables, and the growth in BCT system sales, yielding $253,000 in additional receivables.

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



                                                  BCT INTERNATIONAL, INC.
                                                       (Registrant)


Date: JANUARY 11, 1996                    /s/ WILLIAM WILKERSON
     ---------------------------------    --------------------------------------
                                          William Wilkerson
                                          Chairman & C.E.O.


Date: JANUARY 11, 1996                    /s/ DONNA M. PAGANO-LEO
     ---------------------------------    --------------------------------------
                                          Donna M. Pagano-Leo
                                          Vice President & C.F.O.