Form 10-Q/A
period 1995-05-31
BCT INTERNATIONAL INC /
filed 1996-05-28
CIK 351541

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-Q/A

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



                                   BCT INTERNATIONAL, INC.
                                           (Registrant)


Date:  May 23, 1996                William Wilkerson
      -------------------          ----------------------------------------
                                   William Wilkerson
                                   Chairman & Chief Executive Officer



Date:  May 23, 1996                Donna Pagano-Leo
      -------------------          ----------------------------------------
                                   Donna M. Pagano-Leo
                                   Vice President & Chief Financial Officer