Form 10-Q/A
period 1995-08-31
BCT INTERNATIONAL INC /
filed 1996-05-28
CIK 351541

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
- -------------------------------------------------------------------------------
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



                                 BCT INTERNATIONAL, INC.
                                       (Registrant)


Date:   May 23, 1996              William Wilkerson
        ---------------           -----------------------------------------
                                  William Wilkerson
                                  Chairman & Chief Executive Officer



Date:   May 23, 1996              Donna Pagano-Leo
        ---------------           -----------------------------------------
                                  Donna M. Pagano-Leo
                                  Vice President & Chief Financial Officer