Form 10-Q/A
period 1995-11-30
BCT INTERNATIONAL INC /
filed 1996-05-28
CIK 351541

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-Q/A

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended November 30, 1995

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         Delaware                                     22-2358849
- --------------------------              ---------------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                    33306
- --------------------------------------------------                  -----------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (305) 563-1224
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



                                                  BCT INTERNATIONAL, INC.
                                                       (Registrant)


Date: May 23, 1996                        /s/ WILLIAM WILKERSON
     ---------------------------------    --------------------------------------
                                          William Wilkerson
                                          Chairman & C.E.O.


Date: May 23, 1996                        /s/ DONNA M. PAGANO-LEO
     ---------------------------------    --------------------------------------
                                          Donna M. Pagano-Leo
                                          Vice President & C.F.O.