Form 10-K
period 1996-02-29
BCT INTERNATIONAL INC /
filed 1996-05-28
CIK 351541

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended February 29, 1996                            Commission file no. 0-10823
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


        3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida 33306
        ---------------------------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at May 17, 1996 was approximately $10,546,213.

     The number of shares outstanding of Registrant's Common Stock, par value $.04 per share, at May 17, 1996 was 4,975,385.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE
                                     ----

This document consists of 51 pages.

The Index to exhibits appears on page 25.

Item 1.   Business
- -------   --------

     (a)  General

     BCT International, Inc. (the "Company") is a holding company with one direct wholly-owned subsidiary: Business Cards Tomorrow, Inc., a Florida corporation ("BCT"). BCT operates the Business Cards Tomorrow system, the world's largest wholesale printing chain. Since its founding in 1975, the system has grown to include 100 "Business Cards Tomorrow Plants" (the "Plants") specializing in trade thermography production in 38 states and Canada. Four of the Plants -- located in Delray Beach, Florida; Newbury Park, California; Riverside, California; and Marietta, Georgia -- are indirectly owned by BCT through wholly-owned subsidiaries. An indirect subsidiary of BCT owns 70% of the Louisville, Kentucky, Plant and the remaining 30% is owned by third parties.

     BCT's operations also include the Pelican Paper Products Division ("PPP") which supplies paper products to the BCT Plants. The Company operates in a single industry segment: the franchising, ownership and operation of and sale of paper products to trade thermography production facilities, i.e., the BCT Plants.


     (b)  Narrative description of the business

Business Cards Tomorrow, Inc.
- -----------------------------
                                    General
                                    -------

     The Plants typically operate through the placement of business card and stationery catalogs with commercial and retail "quick" printers, office superstores, forms brokers, office supply companies and stationers in the Plants' trade areas (collectively, "Dealers"). These catalogs are utilized by the Dealers to secure orders from their customers for thermographed printed products. Such orders are normally picked up daily by the Plants' route drivers, who also deliver products previously ordered. The Plants specialize in the "fast turnaround" of their products, delivering some items, such as business cards printed in black ink, in one business day, with most products being delivered within one week of the date of order. While most Plants receive at least some orders by mail and fax, this normally does not constitute a major portion of a Plant's business.

     Thermography is a specialized printing process that gives a raised printing effect similar to engraving and requires specialized equipment and operating techniques. Most commercial and "quick" printers and office superstores and other Dealers choose not to invest in this specialized equipment, preferring to subcontract this type of work to wholesale "trade" printing companies such as Business Cards Tomorrow Plants that specialize in thermography.

     BCT supplies business card, stationery, rubber stamp and wedding invitation and social stationery catalogs to its Plants and also sells them the paper products featured in the catalogs through PPP.

     PPP is a supplier of paper products for the BCT Plants. PPP purchases raw paper directly from paper mills and paper brokers and utilizes the services of converters to convert the raw material to finished paper products. In November 1995, PPP purchased conversion equipment and began to perform certain conversion functions "in house". PPP utilizes three public storage facilities located strategically throughout the United States to house and ship out paper products to the Plants.

     BCT markets its franchise operations to potential franchisees through major business newspapers as well as printing trade publications. The development of a specific market is determined by a number of different criteria, including resources available, customer base and operating efficiencies. In order for BCT to penetrate franchise markets, it has assembled an experienced staff, certain members of which have expertise in franchise development. BCT has developed the BCT network primarily through the sale of franchises to third parties. BCT indirectly owns and operates five Plants listed in Item 1(a) above (the "Company Plants"). BCT Plants are located throughout the Continental U.S., Hawaii and Canada. As demographics change and develop, the potential for new markets may expand. As of May 1996, BCT has identified approximately 20 franchise markets available for sale.

     During the second quarter of fiscal 1996, BCT began offering for sale to existing franchisees additional exclusive territories, known as "Facilities", which do not require the opening of a Plant. The franchisee purchasing a Facility is required to open a sales office in the territory and send all work orders to the franchisee's Plant located in a neighboring territory. Once the Facility's territory develops demographically to support approximately 500 Dealers, BCT has the right to require the franchisee to open a Plant in the territory. BCT is offering the Facilities at a price of $35,000 each. As of May 1, 1996, one Facility has been sold (in August 1995). As of May 1, 1996, BCT has identified approximately 10 Facilities available for sale.

     Additionally, BCT may from time to time sell to existing franchisees additional territories which are not expected to become able to support a Plant, (each a "Territory"). The price of a Territory is currently set at $35,000. As of May 1, 1996, two Territories have been sold in Colorado and Massachusetts.

     BCT derives revenues from six principal sources: (i) royalties, which are based on a percentage of sales from the BCT Plants; (ii) franchise fees from newly franchised Plants and resale fees from the resale of operating Plants;
(iii) sales of paper products to franchisees; (iv) catalog and miscellaneous equipment and parts sales classified as printing sales; (v) gross revenue from the Company Plants; and (vi) sales of additional Territories and Facilities to existing franchisees.

     As of May 1, 1996, 100 BCT Plants are in operation in 38 states and Canada. The current number of Plants compares with 98 and 97 Plants in operation on May 1, 1995 and 1994, respectively. Total BCT system sales reached approximately $84,000,000 for fiscal 1996, an average of $853,000 per franchise, compared to total and average sales of $80,000,000 and $824,000 for fiscal 1995 and $74,000,000 and $792,000 for fiscal 1994, respectively.

     BCT receives either a 5% or 6% royalty fee based on gross BCT Plant sales for original 15 - 25 year contracts. The royalty fee is dependent on the initial franchise agreement date. Generally, agreements dated through mid-1986 carry 5% royalties. Thereafter, the 6% royalty applies. Certain franchise agreements are up for renewal. The Company has developed a renewal royalty scale for these Plants. See "Franchises" below for a detailed description. For fiscal years ended 1996, 1995 and 1994, continuing franchise royalties comprised approximately 27%, 34% and 31% of total revenue, respectively. Pelican Paper Products sales to the franchisees for fiscal years ended 1996, 1995 and 1994 were approximately 47%, 52% and 52% of total revenue, respectively.

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

                                  Franchises
                                  ----------

     BCT's franchise agreements with individual franchised Plants are typically for a 15-to-25 year period and are renewable for additional 10-year periods. The right to renew is contingent upon the franchisee not being in default under any material term of the franchise agreement. BCT may terminate a franchise agreement under certain circumstances where the franchisee is in material default under the franchise agreement and has not cured such default(s) after notice from BCT. BCT's existing franchise agreements with individual Plants have an average remaining term of approximately 18 years.

     Franchise agreements for 16 Plants come up for renewal in fiscal years 1996 - 98, and in the subsequent 10 years, three Plants come up for renewal.
As of May 1, 1996, six of these Plants have renewed their franchise agreements for 10-year terms and two Plants scheduled for renewal elected not to renew. In fiscal 1995, management established a program to induce early renewal of its franchise agreements. The Company began negotiating with each renewal candidate as to the terms of its renewed franchise agreement. The renewal royalty scale that the Company initiated is as follows:


       Gross Sales For                 Royalty
         Each Quarter                Percentage
     --------------------            ----------
           $0 to $375,000               5.0%
     $375,001 to $500,000               4.5%
     $500,001 to $750,000               4.0%
     $750,001 or more                   3.5%

     The renewal royalty scale is based on total sales, not incremental sales. For example, if a Plant increases quarterly sales from $350,000 to $380,000, its aggregate royalty will decrease from $17,500 ($350,000 x .05) to $17,100 ($380,000 x .045). This renewal scale is designed to provide a strong incentive for growth of Plant revenues beyond the $1.5 million annual level. For the fiscal year ended 1996, average Plant sales were $853,000. It is not anticipated that this renewal royalty scale will have an adverse effect on the Company's royalty revenues.

     As of February 29, 1996, a new franchisee is required to pay an initial fee of $85,000, which consists of a $35,000 franchise fee and a $50,000 opening package fee, and an ongoing royalty of 6% of the gross sales of the franchised Plant. Additionally, a new franchisee must obtain an initial equipment and furnishings package at a cost of approximately $175,000. This package may be purchased from BCT or from other sources as long as it meets the standards of performance established by BCT. Each franchisee is typically expected to obtain his own financing, but BCT may aid the franchisee in obtaining such financing. In fiscal 1993, BCT began accepting interest-bearing term notes from franchisees as a condition of the purchase of their franchises. BCT financed one sale in fiscal 1996 and none in fiscal 1995 or 1994.

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

     BCT also provides ongoing support to its franchisees through periodic regional seminars, annual conventions, and visits from Company management and field representatives. Operational visits at its franchise plants are scheduled on a priority basis depending on the relative needs of the franchisees. An operational visit consists of an overview of the Plant's production, sales and marketing efforts and financial performance.

     To expedite the sale of the approximately 20 franchise markets available for sale, BCT has developed its Guaranteed Sales Program ("GSP"). The GSP program is designed to convey BCT's confidence in the profitability and soundness of owning a BCT franchise. Within the first six months after execution of a franchise agreement, a dissatisfied franchisee may notify BCT of its intent to sell the Plant's assets back to BCT. The franchisee must pay all of its outstanding obligations to third parties, exclusive of the leases on equipment and the premises, and pay all monies owed to BCT for royalties, PPP paper and miscellaneous items. BCT will acquire the equipment under lease, all inventory, all accounts receivable and all customer files, books, records, and other documents pertaining to all transactions. In the asset purchase transaction, BCT will pay the fair market value of the equipment and fixtures, or if leased, assume the lease, and will assume the lease of the Plant's premises. Revenue from a GSP sale will not be recognized until the six month period lapses and all conditions relating to the sale have been substantially performed.

               Wedding Invitations and Social Stationery Catalog
               -------------------------------------------------

     BCT introduced its Wedding Invitations and Social Stationery Catalog in February 1993. The introduction of this product line enables the BCT franchise system to directly compete, product line by product line, with its two major national competitors. See "Competition". BCT is utilizing its Company Plants and four franchised Plants in an attempt to refine the implementation of this product line. Due to disappointing results thus far, BCT is re-evaluating the long term potential of this product line.

                                Company Plants
                                --------------

     BCT, through its wholly-owned subsidiary BCT Delray, acquired its first Company Plant in June 1993, in Delray Beach, Florida. In December 1994, BCT acquired another Company Plant in Honolulu, Hawaii. The Honolulu Plant was sold in fiscal 1996. During fiscal 1996, BCT, through its wholly-owned subsidiaries, acquired or repossessed five Company Plants in the following locations: Boston, Massachusetts; Marietta, Georgia; Louisville, Kentucky; Newbury Park, California; and Riverside, California. The Boston Plant was sold in February 1996; however, due to active continuing involvement by management of BCT, the recognition of this sale has been deferred. BCT intends to make additional acquisitions of franchised Plants as appropriate opportunities arise. BCT utilizes its Company Plants as its test sites for the improvement of the BCT operating system, as well as the testing of new products.

     In addition to the testing function, BCT uses its Company Plant subsidiaries for three basic purposes which are designed to enhance the Company's long term growth and profitability: (i) to acquire and manage well-run, profitable or potentially profitable Plants situated in strategic locations; (ii) to acquire independent thermographers and convert their businesses into Plants for resale; and (iii) to repossess underperforming Plants which are in default under their franchise agreements and upgrade them for resale.

     As of May 1, 1996, BCT has acquired two Company Plants which it intends to hold for long-term growth: the Delray Beach and Louisville Plants. In addition, as of May 1, 1996, BCT, acting jointly with two BCT franchisees, has acquired one independent thermography business. Portions of the acquired business' assets and customer base were allocated to the BCT franchisees, and the balance was utilized to create the Marietta, Georgia, Company Plant, which is currently held for sale. Also, BCT acquired an existing Plant in Riverside, California, which is currently held for sale.

     BCT has identified underperforming Plants throughout the network. As of May 1, 1996, BCT has repossessed three underperforming Plants. Since the Plants' repossessions, BCT has sold two of these Plants: Honolulu, Hawaii, and Boston, Massachusetts. BCT presently holds for sale and operates a repossessed Company Plant in Newbury Park, California.

                            Rubber Stamps Tomorrow
                            ----------------------

     In January 1990 BCT determined that "Rubber Stamps Tomorrow" ("RST") was a valuable additional product line for the BCT system. As a result, BCT entered into an agreement with the company that initially developed and test marketed the RST concept to purchase all tradename, trademark, service mark and related rights as they pertain to the Rubber Stamps Tomorrow name. Effective September 1, 1994, BCT incorporated the RST program into the BCT operating system, requiring all franchised Plants to implement the RST program as part of their franchise. Each participating BCT Plant is required to pay an ongoing royalty of 5% to 6% of the gross sales of rubber stamp products depending upon the initial franchise agreement date.

                                  Competition
                                  -----------

     The Company and its franchisees compete with other franchisors, franchisees and independent operators in the graphic arts industry, some of whom may be better established and/or have greater resources than the Company and its franchisees. While the Company believes that its BCT franchise system is the leading supplier of thermographed business cards to printers throughout the United States (supported by the May 1993 Quick Print Magazine "Supply and Services Survey," indicating a 23% market share in the brokered printing category for business cards), there can be no assurance that competitors will not imitate or improve upon the Company's business strategy. BCT's major national competitors are Regency Thermographers and Carlson Craft; however, BCT's franchisees also compete with numerous local and regional operations. BCT's franchisees compete primarily on the basis of turnaround time, quality and close customer contact.

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

                           Research and Development
                           ------------------------

     The Company performs ongoing research and development, seeking improvements in the operating procedures and products of its franchises. These activities are primarily done at the Company Plants and at the Company's corporate headquarters. Also, the Company often requests individual franchisees to perform tests of various equipment, materials or techniques in an actual production environment.

     In fiscal 1993, the Company began a new research and development project known as Advanced Management Operating System ("AMOS"). The Company believes that, in order for individual BCT Plants to expand to a multi-million dollar sales level, a system must be created to provide control over the expanded production, thus resulting in increased profitability. The integral components of the AMOS system are as follows: composition; verification; computer generated grouping; job tracking; integration of accounts receivable and collections; and generation of advanced management reports. The Company utilized the services of experienced computer system design consultants to expedite the completion of the test phase and make AMOS operational. In March 1995, the AMOS test phase was completed, and AMOS is fully operational. The BCT Plants lease the AMOS software at a nominal monthly rate from the computer system design consultants. To date, the Company has incurred expenses totalling $540,000 for the research and development of AMOS. During fiscal 1996, 1995 and 1994, the Company spent approximately $421,000, $279,000, and $367,000 on research and development, respectively.


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

                                   Employees
                                   ---------

     The Company has 136 employees, all of whom are located at either (i) the Company's corporate headquarters in Fort Lauderdale, Florida, (ii) the Company's printing facility in Fort Lauderdale, Florida, or (iii) the Company Plants in Delray Beach, Florida; Newbury Park, California; Riverside, California; Louisville, Kentucky and Marietta, Georgia.

       Financial Information Relating to Foreign and Domestic Operations
       -----------------------------------------------------------------


                        February 29,  February 28,  February 28,
                            1996          1995          1994
                        ------------  ------------  ------------
Revenue:
  Foreign operations     $   922,000   $   779,000   $   717,000
  Domestic operations    $16,668,000   $12,794,000   $12,404,000

Operating Profit:
  Foreign operations     $   123,000   $   112,000   $   103,000
  Domestic operations    $   823,000   $   919,000   $   665,000

Identifiable Assets:
  Foreign operations     $   312,000   $   251,000   $   352,000
  Domestic operations    $10,426,000   $ 9,767,000   $ 7,429,000


Item 2.   Properties
- -------   ----------

     The Company's corporate headquarters are located at 3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida, and occupy approximately 8,200 square feet. The lease on this facility continues to October 1997 at a monthly rental of approximately $9,000. In May 1995, PPP leased 1,200 square feet of space on the Fourth Floor of the same building. The lease on this facility continues to October 1997 at a monthly rental of approximately $1,300.

     The Company leases approximately 7,600 square feet of space in Fort Lauderdale, at a monthly rental of approximately $5,200, for use as a Company printing and training facility. The lease on this facility continues through February 1997.

     The Delray Beach, Florida, Company Plant utilizes a 6,000 square foot facility, which is leased for a monthly rental of $3,500. The lease on this facility continues through April 2000.

     The Louisville, Kentucky, Company Plant utilizes a 5,000 square foot facility, which is leased for a monthly rental of $1,200. The lease on this facility continues through September 1999.

     The Marietta, Georgia, Company Plant occupies a 5,700 square foot facility, which is leased for a monthly rental of $2,700. The lease on this facility continues through October 2000.

     The Riverside, California, Company Plant rents a 3,400 square foot facility, which is leased for a monthly rental of $1,800. The lease on this facility continues through November 2000.

     The Newbury Park, California, Company Plant leases a 4,000 square foot facility, which is leased for a monthly rental of $2,700. The lease on this facility continues through November 1996.

     Management is working with a real estate broker to obtain additional space for the Company's corporate facilities. Management believes that an expansion to approximately 14,000 square feet will be needed by fiscal 1998. All other existing facilities are adequate for the foreseeable future. Management believes that additional suitable facilities will be available at commercially reasonable rates.

Item 3.  Legal Proceedings
- -------  -----------------

Varrieur v. BCT International, Inc.

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

     Discovery proceedings began in May 1990 and have continued on a sporadic basis. In November 1994, Varrieur moved to set the case for jury trial. In March 1995, the court denied Varrieur's motion, finding that he had previously waived his right to jury trial. In April 1995, Varrieur appealed the court's decision denying him a jury trial. In July 1995, the appellate court affirmed the trial courts decision denying Varrieur's motion. A non-jury trial has been set for September 1996.

     The Company intends to vigorously contest Varrieur's claim. Based on the facts available to it and the advice of counsel, the Company believes that it had good cause for terminating Varrieur and that Varrieur's claim is without merit.

     It is the opinion of the Company's management and counsel that the likelihood that Varrieur's claim will have a material adverse effect on the consolidated financial position and results of operations of the Company is remote.


Item 4.  Submission of Matters to a Vote of Securities Holders
- -------  -----------------------------------------------------

     No matters were submitted to a vote of securities holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended February 29, 1996.

Item 5.  Market for Registrant's Common Stock and Related Security
         ---------------------------------------------------------
         Holder Matters
         --------------

     The Company's Common Stock is traded on the National Market tier of the Nasdaq Stock Market under the symbol "BCTI".

     The following table sets forth, for the quarters indicated, the high and low closing bid prices in the Nasdaq Small Cap Market for a share of Common Stock through February 15, 1995, and the closing price for the Common Stock as reported on the Nasdaq National Market since February 15, 1995. The quotations through February 15, 1995, represent prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.


        Fiscal Quarters                        High    Low
        ---------------                       ------  ------
1995    First Quarter                          $3.38   $2.50
        Second Quarter                         $3.38   $2.63
        Third Quarter                          $5.63   $3.25
        Fourth Quarter                         $5.38   $4.38

1996    First Quarter                          $5.38   $4.62
        Second Quarter                         $6.00   $4.75
        Third Quarter                          $5.62   $4.25
        Fourth Quarter                         $4.62   $3.50

1997    First Quarter (through May 17, 1996)   $4.38   $3.25

     On May 17, 1996, the closing price per share of common stock, as reported by NASDAQ, was $3.38.

     There is currently no established public trading market for any securities of the Company other than the common stock.

     The approximate number of holders of record of the Company's common stock as of May 17, 1996 was 917.

     During the fiscal years ended February 29, 1996, February 28, 1995, and 1994, no cash dividends were declared on the outstanding Common Stock. The declaration of dividends on Common Stock was prohibited by the loan covenants with the Company's bank. The Company's loan with the bank was satisfied in February 1994. The Company has no plans to pay any dividends on the common stock.


Item 6.  Selected Financial Data                                                                               000's omitted
- ------   -----------------------                                                                               -------------
OPERATIONS
 for the fiscal year ended:        FEB. 29, 1996       FEB. 28, 1995      FEB. 28, 1994      FEB. 29, 1993      FEB. 29, 1992
                                   -------------       -------------      -------------      -------------      -------------
REVENUES:
 Continuing Franchisee Fees
  and Commissions                     $ 4,820             $ 4,540            $ 4,004            $ 3,517             $2,993
 Paper Sales                            8,241               7,077              6,886              5,849              5,045
 Printing Sales                           918                 508                514                675                574
 Company Plants                         1,054                 760                651                ---                ---
 Company Plants Held
  for Sale                              1,251                  92                ---                ---                ---
 Sales of Franchises                      870                 466                957                573                189
 Interest and Other Income                436                 130                109                 78                108
                                      -------             -------            -------            -------             ------
                                       17,590              13,573             13,121             10,692              8,909
                                      -------             -------            -------            -------             ------
EXPENSES:
 Cost of Paper Sales                    7,368               6,272              6,086              5,198              4,457
 Cost of Printing Sales                   428                 385                290                338                364
 Cost of Franchises Sold                  521                 326                691                402                122
 Expenses of Company Plants             1,563               1,030                802                ---                ---
 Expenses of Company Plants
  Held for Sale                         1,734                  90                ---                ---                ---
 Selling, General and
  Administrative                        4,450               3,905              3,487              3,158              3,501
 Research and Development Costs           421                 279                367                283                123
 Depreciation and Amortization            170                 227                338                239                215
 Interest and Other                         9                  28                292                296                424
 Minority Interest                        (20)                ---                ---                ---                ---
                                      -------             -------            -------            -------             ------
                                       16,644              12,542             12,353              9,914              9,206
                                      -------             -------            -------            -------             ------
Subordinated Debenture
 Conversion Expense                       ---                 ---                ---                ---                331
Loss on Disposal of Rental
 Properties                               ---                 ---                ---                ---                 75
Income tax benefit                        195                 124                 93                ---                ---
                                      -------             -------            -------            -------             ------
Income (Loss) From
 Continuing Operations                  1,141               1,155                861                778               (703)
Extraordinary Item:
 Gain on Early
  Extinguishment of Debt                  ---                 ---                ---                 53                ---
                                      -------             -------            -------            -------             ------
Net Income (Loss)                     $ 1,141             $ 1,155            $   861             $  831             $ (703)
                                      =======             =======            =======            =======             ======

Item 6.  Selected Financial Data (continued) 000's omitted
- -------  -------------------------------------------------
         (except for per share data)

  For the fiscal year ended:                FEB. 29, 1996  FEB. 28, 1995  FEB. 28, 1994  FEB. 29, 1993  FEB. 29, 1992
                                            -------------  -------------  -------------  -------------  --------------
Earnings (Loss) per Common Share:
Income (Loss) from Operations
    Primary                                    $   .19        $   .18         $  .17         $  .27        $ (.29)
    Fully Diluted                                  .19            .18            .10            .19          (.29)

Extraordinary Item:
    Primary                                        ---            ---            ---            .02           ---
    Fully Diluted                                  ---            ---            ---            .01           ---

Net Income (Loss)
                                               -------        -------         ------         ------        ------
    Primary                                    $   .19        $   .18         $  .17         $  .29        $ (.29)
                                               -------        -------         ------         ------        ------
    Fully Diluted                              $   .19        $   .18         $  .10         $  .20        $ (.29)
                                               =======        =======         ======         ======        ======

Total Assets                                   $10,738        $10,018         $7,781         $5,743        $5,137
Long-term Debt                                 $     5        $    48         $  459         $2,073        $2,619
Preferred Stock                                $   260        $   810         $1,622         $  765        $  ---
Net Working Capital                            $ 4,633        $ 5,542         $1,067         $1,153        $   22
Stockholders' Equity (1)                       $ 9,374        $ 7,759         $2,290         $1,247        $  299

(1) During the five fiscal years ended February 29, 1996, no cash dividends have been declared on the common stock outstanding.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
- -------  -----------------------------------------------------------------------
         of Operations
         -------------

Fiscal 1996 Compared to Fiscal 1995
- -----------------------------------

     Total revenue for fiscal 1996 increased by $4,017,000 or 30% over the prior fiscal year. Royalty revenue increased by $280,000 or 6%; paper sales increased by $1,164,000 or 16%; revenue from Company Plants increased by $294,000 or 39%; revenue from Company Plants held for sale increased by $1,159,000 or 1,260%; revenue from printing sales increased by $410,000 or 81%; revenue from the sales of franchises increased by $404,000 or 87% and interest and other income increased by $306,000 or 235%. The revenue growth reflects the use of the new business card catalog by 95% of the franchisees and the sales of two franchises, a Facility, two Territories and a Company Plant. Also, revenue from Company Plants held for sale includes revenue from five Plants in fiscal 1996 versus one in the prior year.

     Cost of goods sold as a percentage of revenue was 47% and 51%, respectively, for fiscal years ended 1996 and 1995. Although the percentage generally remains stable, it does fluctuate due to periodic changes in the revenue mix. Selling, general and administrative expenses represented 25% and 29% of gross revenues in fiscal 1996 and 1995, respectively. In fiscal 1996, management focused on cost containment as it related to BCT operations.

     In fiscal 1996, significant losses were incurred by both the Company Plants and the Company Plants held for sale of $509,000 and $483,000, respectively. The majority of the Company Plants' losses have been generated by the Delray Beach, Florida, and Newbury Park, California, Plants. Due to the continuing operating losses and negative cash flow of the Delray Beach Plant, the goodwill associated with the acquisition of this Plant was accelerated and fully amortized in the amount of $155,000 during fiscal 1996.

     The Company had net income of $1,141,000 for fiscal 1996, compared to net income of $1,155,000 for fiscal 1995.


Fiscal 1995 Compared to Fiscal 1994
- -----------------------------------

     Total revenue for fiscal 1995 increased by $452,000 or 3% over the prior fiscal year. Royalty revenue increased by $536,000 or 13%; paper sales increased by $191,000 or 3%; revenue from the Company Plants increased by $109,000 or 17%; and revenue from franchise Plant sales decreased by $491,000 or 51%, reflecting the sale of two franchises. The decline in franchise Plant sales is not indicative of a lack of marketable territories. The Company is aggressively seeking experienced franchise sales staff to strengthen its franchise sales department.

     Cost of goods sold as a percentage of revenues for fiscal 1995, at 51%, was consistent with the comparable percentage for fiscal 1994. Cost of goods sold includes a $100,000 reserve for slow-moving inventory related to the Wedding and Social Stationery Catalog. The Company has engaged a marketing consultant to assist management in the repositioning of its Wedding and Social Stationery Catalog and product line. Selling, general, and administrative expenses represented 29% and 27% of gross revenues in fiscal 1995 and 1994, respectively. The primary cause of the increase in selling, general and administrative expenses as a percentage of revenues was the increased expenses associated with the Company's formalization of its marketing department. The costs associated with the marketing department in fiscal 1995 increased by $153,000 (58%) from the prior year's level.

     With the retirement of the Company's convertible subordinated debentures and various notes payable, interest expense decreased by $231,000 or 79%, during fiscal 1995.

     The Company had net income of $1,155,000 for fiscal 1995, which compared favorably to net income of $861,000 for fiscal 1994.

Liquidity and Capital Resources
- -------------------------------

     As of May 1, 1996, the Company has utilized $852,000 of the $1,938,000 net proceeds from the fiscal 1995 exercise of the Series B preferred stock warrants, to fund operating losses of its Company Plants. As previously discussed, the Company Plants incurred aggregate operating losses of $992,000 during fiscal 1996. These operating losses stem from two principal sources: the Delray Beach, Florida, Plant and the Newbury Park, California, Plant.


     The Delray Beach Plant, which is held for long-term growth, was responsible for $456,000 of the losses. This location had two business purposes: to operate and earn income as a traditional Plant and to be the alpha site for all research and development products for the BCT network. Management believes that these dual functions significantly impaired the Plant's ability to actively seek out traditional business for this location and operate in accordance with the franchise system. Due to its operating losses and negative cash flow, the goodwill associated with the acquisition of this Plant was accelerated by $108,000 and fully amortized at February 29, 1996 in the amount of $155,000. In an attempt to cut this Plant's operating losses, its research and development function was significantly curtailed and its manager was replaced in the fourth quarter of fiscal 1996.

     In fiscal 1996, operating losses of $483,000 were generated by the Company Plants held for sale, $232,000 of which was generated by the Newbury Park Plant. Upon repossession and/or acquisition of each of these plants, the Company must refurbish the actual facility as well as rebuild its customer base. Consequently, the Company incurs substantial losses initially. Once a repossessed and/or acquired Plant is satisfactorily upgraded, usually six months after repossession and/or acquisition, the Plant is sold. Due to the adverse results thus far from the Company Plants held for sale, management is evaluating alternatives to repossession of troubled Plants.

     During fiscal 1996, the Company utilized working capital to make debt payments totalling $214,000.

     Through February 29, 1996, the Company made capital expenditures of approximately $917,000, most of which were dedicated to office equipment, computer software and equipment, furniture and fixtures, and other machinery and equipment.

     The Company intends to improve its working capital and cash positions during fiscal 1997 by focusing its efforts on the turnaround of the Company Plant subsidiaries, on increasing cash collections and on developing new product lines while containing capital expenditures and keeping inventories at their current levels.

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


Item 9.  Disagreements on Accounting and Financial Disclosure
- -------  ----------------------------------------------------

         None


Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------
                                                                                       Date Elected
Name                               Age                   Position                      Or Appointed
- ----                               ---                   --------                      ------------
William Wilkerson                  54            Chairman of the Board and             January 1978
                                                 Chief Executive Officer

A. George Cann                     39            Chief Operating Officer and           May 1995
                                                 President of BCT

Donna M. Pagano-Leo                35            Chief Financial Officer,              October 1992
                                                 Treasurer and                         May 1995
                                                 Secretary

Michael R. Hull                    42            Chief Financial Officer               May 1996
                                                 and Treasurer

Thomas J. Cassady                  74            Director                              April 1988

Robert F. Bond                     55            Director                              May 1980

Raymond J. Kiernan                 71            Director                              December 1983

Henry A. Johnson                   61            Director                              February 1975

Bill LeVine                        76            Director                              May 1992

     William Wilkerson has been Chairman of the Board and a Director of the Company since January 1986. In May 1988, he accepted the additional responsibility of Chief Executive Officer. He was President and Chief Executive Officer of Business Cards Tomorrow, Inc. (a Florida corporation) from January 1978 to January 1982 and Chairman from January 1982 to January 1986.

     A. George Cann was appointed as President of Business Cards Tomorrow, Inc. in April 1995. Previously, Mr. Cann worked in the Kinko's organization for 13 years in various capacities. Since December 1987, he has been President and a principal shareholder of Kinko's Grand Rapids, Inc., and the owner and operator of three Kinko's copy center stores in Michigan. Mr. Cann's role with Kinko's Grand Rapids, Inc., has been limited to that of a passive investor since he joined the Company. From February 1991 through September 1994, Mr. Cann held the position of Vice President of Operations and Product Development at Kinko's Service Corporation, Ventura, California. From June 1990 through February 1991, he was a Director of Kinko's Service Corporation. From May 1990 through February 1991, he was Regional Manager in Michigan for K-Graphics, Inc., a multi-state owner and operator of Kinko's stores.

     Donna M. Pagano-Leo joined the Company in August 1992 and became Vice President/Chief Financial Officer and Treasurer of the Company in October 1992. In May 1995, Ms. Leo was elected as the Company's secretary. Ms. Leo is a certified public accountant, a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants, and has worked in public accounting since 1983. Prior to joining the Company, Ms. Leo served as an audit manager with the accounting firm of Price Waterhouse LLP for seven years and as a staff accountant with the accounting firm of Arthur Young & Co. for two years. Ms. Leo has resigned from the Company effective May 30, 1996; however, she has informed the Company that she will remain available to provide financial consulting services as requested by the Company.

     Michael R. Hull joined the Company in May 1996 and will serve as Vice President/Chief Financial Officer and Treasurer beginning May 31, 1996 . Mr. Hull is a certified public accountant, a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants and has worked in public accounting since 1985. Prior to joining the Company, Mr. Hull served as an audit senior manager with the accounting firm of Price Waterhouse LLP for three years.

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

     Raymond J. Kiernan has been a Director of the Company since December 1983 and has been a Director of Fleet Trust Company and Fleet Trust Company of Florida since 1983. In 1979, Mr. Kiernan retired from his position as a Vice President and Division Director of Merrill, Lynch, Pierce, Fenner & Smith, Inc. He is a former Governor of the National Association of Securities Dealers.

     Henry A. Johnson, founder of BCT, has been a Director of the Company since January 1986. From January 1986 until October 1988, he was Senior Vice President/Operations of the Company. In October 1988, he resigned his position with the Company and became Senior Vice President/Operations of BCT. In February 1989, he accepted the additional responsibilities of Executive Vice President of BCT. Previously, he was Senior Vice President/Operations for Business Cards Tomorrow, Inc. (a Florida corporation), from January 1978. In March 1990, he retired from his position with BCT; however, he has continued to provide consulting services to BCT. Since March 1991, Mr. Johnson has owned and operated a private printing business, Colorful Copies, located in Las Vegas, Nevada.

     Bill LeVine became a Director of the Company in May 1992. Mr. LeVine is the pioneer of the quick printing industry. He founded Postal Instant Press (PIP Printing) in 1967 and served as its Chairman, Chief Executive Officer and President until January 1988. Since that time, he has focused on private investments. Since 1992, Mr. LeVine has been a Director of Fast Frame, Inc. Mr. LeVine has been a Director of First Business Bank, Los Angeles, California, since 1982, and Rentrak Corporation, formerly National Video, Portland, Oregon, since 1987.

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

                                                              NUMBER OF LATE
NAME      POSITION               NUMBER OF LATE REPORTS   REPORTED TRANSACTIONS
- ----      --------               ----------------------   ---------------------

Bronson   10% Beneficial Owner              5                       9

Item 11.  Executive Compensation
- --------  ----------------------

          (a) Board Compensation Committee Report on Executive Compensation

          The Compensation Committee of the Board of Directors, which is comprised of non-employee directors, has overall responsibility to review and recommend broad-based compensation plans for executive officers of the Company and its BCT subsidiary to the Board of Directors. One of the members of the Compensation Committee, Mr. LeVine, has invested significant sums of money in the Company. (See Item 13. "Certain Relationships and Related Transactions"). Pursuant to recently adopted rules designed to enhance disclosure of companies' policies toward executive compensation, set forth below is a report submitted by Messrs. Kiernan, and LeVine in their capacity as the Board's Compensation Committee addressing the Company's compensation policies for fiscal 1996 as they affected Mr. William A. Wilkerson, Chairman of the Board and Chief Executive Officer, and Mr. A. George Cann, President of BCT and Chief Operating Officer.

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

Relationship of Performance Under Compensation Plans

          Compensation paid Messrs. Wilkerson and Cann in fiscal 1996, as reflected in the following Tables, consisted of base salary. The Compensation Committee is awaiting the audited results for fiscal 1996 prior to determining any annual bonus to Messrs. Wilkerson and Cann. In addition, as indicated in the Tables, in fiscal 1996 the Compensation Committee awarded stock options to Mr. Cann.

          The Company's executive compensation policies are oriented toward utilization of objective performance criteria. The principal measures of performance that are utilized by the Compensation Committee are targeted versus actual operating budget and income growth. Subjective performance criteria are utilized to only a limited degree.

Annual Bonus Arrangements

          The Company's annual bonuses to its executive officers, as indicated above, are based on both objective and subjective performance criteria. Objective criteria include actual versus target annual operating budget performance and actual versus target annual income growth. Target annual income growth and target annual operating budgets utilized for purposes of evaluating annual bonuses are based on business plans which have been approved by the Board of Directors. Subjective performance criteria encompass evaluation of each officer's initiative and contribution to overall corporate performance, the officer's managerial ability, and the officer's performance in any special projects that the officer may have undertaken. Performance under the subjective criteria was determined at the end of fiscal 1996 after informal discussions with other members of the Board.

Mr. Wilkerson's Fiscal 1996 Compensation

          During fiscal 1993, the Compensation Committee approved a seven year employment contract for Mr. Wilkerson for fiscal years beginning in fiscal 1994. All of Mr. Wilkerson's fiscal 1996 compensation was paid pursuant to this contract. The agreement calls for minimum annual remaining salary amounts during the employment term as follows:


             Year Ending February 28/29                Amount
             --------------------------                ------
                       1997                           $300,000
                       1998                           $300,000
                       1999                           $300,000
                       2000                           $300,000

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

          Mr. Wilkerson's fiscal 1996 and 1997 salary was kept at $275,000 and $300,000 respectively, which is the minimum level prescribed for those years in his employment contract.

Mr. Cann's Fiscal 1996 Compensation

          During fiscal 1996, the Compensation Committee approved the terms of Mr. Cann's employment. Mr. Cann may be terminated by the Company at will; however, under his agreement with the Company, if he is terminated during the first three years of his employment, he is entitled to receive six months of severance pay.

          Mr. Cann's fiscal 1997 compensation reflects a cost of living salary increase of 5%.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE COMPANY'S BOARD OF DIRECTORS:

          RAYMOND J. KIERNAN                BILL LEVINE

          (c)  Compensation Tables

          The following tables set forth the compensation received for services in all capacities to the Company during its fiscal years ended February 29, 1996, and February 28, 1995, and 1994, by the two executive officers of the Company as to whom the total salary and bonus in the most recent year exceeded $100,000.

                            BCT INTERNATIONAL, INC.
                            -----------------------
                          SUMMARY COMPENSATION TABLE
                          --------------------------
                       FISCAL YEARS 1996, 1995 AND 1994
                       --------------------------------
                                 000'S OMITTED
                                 -------------

                                                                                    LONG-TERM
                            ANNUAL COMPENSATION                                 COMPENSATION AWARDS
- -----------------------------------------------------------------------------   -------------------
                                                              FORM OF PAYMENT
                                 FISCAL                       ---------------
NAME           POSITION          YEAR       SALARY    BONUS   CASH   SHARES         OPTIONS
- ----           --------          ------     ------    -----   ----   ------         -------

W.A. Wilkerson Chairman of       1996       $287(1)   $10      $297      --              --
               the Board and     1995       $287(1)   $23(2)   $310      --             200
               Chief Executive   1994       $237(1)   $ 2(2)   $239(2)   --              --
               Officer

A. G. Cann     Chief Operating   1996       $109      $--      $109      --              40(3)
               Officer and
               President of
               Subsidiary

(1)  Salary for fiscal 1996, 1995 and 1994 includes a $12 car allowance.
(2) Bonus for fiscal 1994 of $25 was determined in July 1993, of which $2 was paid in fiscal 1994 and the remainder was paid in fiscal 1995.
(3) Options granted in fiscal 1996 were 40 of which 10 immediately vested and the remainder are scheduled to vest over a three year period ending in fiscal 1999.

                            BCT INTERNATIONAL, INC.
                            -----------------------
                   AGGREGATED OPTION EXERCISES AND YEAR-END
                   ----------------------------------------
                         OPTION VALUES FOR FISCAL 1996
                         -----------------------------
                                 000'S OMITTED
                                 -------------

                                                                                 NUMBER OF           VALUE OF
                                                                                 UNEXERCISED         IN-THE-MONEY
                                                                                 OPTIONS AT          OPTIONS AT
                                             SHARES                              2/29/96 (#)         2/29/96 ($)
                                             ACQUIRED ON      VALUE              EXERCISABLE/        EXERCISABLE/
NAME                    POSITION             EXERCISE #       REALIZED ($)       UNEXERCISABLE       UNEXERCISABLE
- ----                    --------             ----------       ------------       -------------       -------------

W.A. Wilkerson          Chairman of
                        the Board and
                        Chief Executive
                        Officer                 ---             $   ---             346 / 0            $859 / 0


A. G. Cann              Chief Operating
                        Officer and             ---             $   ---              10 / 30           $  0 / 0
                        President

                            BCT INTERNATIONAL, INC.
                            -----------------------
                       EXECUTIVE MANAGEMENT COMPENSATION
                       ---------------------------------
                       OPTION GRANTS IN FISCAL YEAR 1996
                       ---------------------------------
                                 000'S OMITTED
                                 -------------


                                                                                                           POTENTIAL
                                                                                                           REALIZABLE VALUE
                                                                                                           AT ASSUMED
                                                              % OF TOTAL                                   ANNUAL RATES OF
                                                              OPTIONS                                      STOCK PRICE
                                             OPTIONS          GRANTED TO       EXERCISE      EXPIRATION    APPRECIATION
NAME                    POSITION             GRANTED          EMPLOYEES        PRICE         DATE          FOR OPTION TERM
- ----                    --------             -------          ---------        -----         ----          ---------------
                                                                                                           5% ($)  10% ($)

W.A. Wilkerson          Chairman of
                        the Board and
                        Chief Executive
                        Officer                ---               ---             ---         ---           $ --- / $ ---

A. G. Cann              Chief Operating
                        Officer and
                        President of
                        Subsidiary              40                62%          $4.94         3/15/05       $ 322 / $ 513

     (d) Other Compensation Arrangements


     Outside directors of the Company receive director's fees of $750 per month plus $750 for each Board of Directors meeting attended and $500 for each committee meeting attended.

Item 12. (a)  Security Ownership of Certain Beneficial Owners and Management
- ------------  --------------------------------------------------------------

     The following table sets forth as of May 17, 1996, information with respect to the only persons known to the Company to be beneficial owners of more than 5% of the Company's outstanding Common Stock (excluding treasury stock), as well as the beneficial ownership of all directors and officers of the Company individually and all directors and officers as a group. Based on the information available to the Company, except as set forth in the accompanying footnotes, each person has sole investment and voting power with respect to the shares of common stock indicated. At May 17, 1996, 4,975,385 shares of Common Stock were outstanding.

                                                                          PERCENT OF
                                                 NUMBER OF SHARES         OUTSTANDING
NAME                                          BENEFICIALLY OWNED (1)     COMMON STOCK
- ----                                          ----------------------     -------------

Certain Beneficial Owners:

Steven N. Bronson                                   635,320 (2)             12.21%
 Barber & Bronson, Inc.
 2101 West Commercial Blvd., Suite 1500
 Fort Lauderdale, Florida  33309

Officers and Directors:

William A. Wilkerson                              1,278,886 (3)             24.03%
Bill LeVine                                         685,032 (4)             13.60%
Henry A. Johnson                                    141,847 (5)              2.83%
Robert F. Bond                                      101,250 (6)              1.99%
Raymond J. Kiernan                                   81,500 (7)              1.61%
Thomas J. Cassady                                    26,250 (8)              0.53%
A. George Cann                                       11,000 (9)              0.22%
Donna M. Pagano-Leo                                   3,667 (10)             0.07%

Officers and Directors
as a group (8 persons)                            2,329,432 (11)            41.26%

- ---------------------------------
(1) This column sets forth shares of Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13D-3 of the Securities and Exchange Commission ("SEC").

(2)  Includes 228,750 shares covered by currently exercisable warrants.

(3) Includes 346,250 shares covered by currently exercisable stock options and warrants.

(4)  Includes 61,250 shares covered by currently exercisable stock options.

(5)  Includes 43,750 shares covered by currently exercisable stock options.

(6)  Includes 101,250 shares covered by currently exercisable stock options.

(7)  Includes 80,000 shares covered by currently exercisable stock options.

(8)  Includes 23,750 shares covered by currently exercisable stock options.

(9)  Includes 10,000 shares covered by currently exercisable stock options.

(10) Includes 3,667 shares covered by currently exercisable stock options.

(11) Includes 669,917 shares covered by currently exercisable stock options and warrants.

Item 13.    Certain Relationships and Related Transactions
- --------    ----------------------------------------------

     In February 1996, a company of which Mr. Wilkerson, the Chairman of the Board, is a 50% shareholder, purchased the Honolulu, Hawaii, Company Plant for a total purchase price of $400,000 plus accounts receivable and inventory. The purchase price is payable pursuant to a $325,000 promissory note, representing an assumption of the prior franchisee's debt to the Company, and a $108,000 promissory note representing the value of the inventory and accounts receivable acquired. The $325,000 note bears interest at 8% per year and requires equal monthly payments of principal and interest for 10 years based on a 15-year amortization, with a balloon payment due at the end of 10 years. The $108,000 note bears interest at 8% per year and is payable in five years pursuant to equal monthly payments of principal and interest. These notes are secured by pledges of substantially all of the assets of the Hawaii Plant.

     On May 7, 1992, Mr. LeVine was appointed to the Company's Board of Directors. On that date, he purchased 550,000 shares of the Company's Series A convertible preferred stock at a price of $1 per share. The Series A preferred stock carried a cumulative annual dividend of 12%, was scheduled to be redeemed in five years (May 1997), and was convertible into common stock at a ratio of
1.48 shares of preferred stock per share of common stock. The conversion ratio was based on the market price of the common stock at the time of the transaction. In connection with his appointment to the Board and his purchase of the Series A preferred stock, Mr. LeVine was granted 10-year options to purchase 51,250 shares of common stock at a price of $1.48 per share (the market price on the date of grant). On October 1, 1995, Mr. LeVine voluntarily converted his 550,000 shares of the Series A preferred stock into 371,622 shares of the Company's Common Stock.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- -------   ---------------------------------------------------------------

     (a) Financial Statements and Financial Statement Schedules

         (1) Financial Statements - beginning on page F-1;

             Report of Independent Certified Public Accountants - page F-2

             Consolidated Balance Sheets at February 29, 1996 and February 28, 1995- page F-3

             Consolidated Statements of Operations for the fiscal years ended February 29, 1996, February 28, 1995, and February 28, 1994 - pages F-4 and F-5.

             Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended February 29, 1996, February 28, 1995, and February 28, 1994 - pages F-6 through F-8

             Consolidated Statements of Cash Flows for the fiscal years ended February 29, 1996, February 28, 1995, and February 28, 1994 - pages F-9 through F-10

         (2) Notes to Consolidated Financial Statements - pages F-11 through F-22 Financial Statement Schedules

             For the Years Ended February 29, 1996, February 28, 1995, and February 28, 1994:

             Schedule VIII - Valuation and Qualifying Accounts - page F-23

             Schedule X - Supplementary Income Statement Information page F-24

             All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (b) Reports of Form 8-K

             The Company did not file any report on Form 8-K during the last quarter of fiscal 1996.

     (c) Exhibits

         3.1 Certificate of Incorporation of the Company, as amended, as filed with the SEC as Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference.

         3.2 By-Laws of the Company, as filed with the SEC as Exhibit 3.2 to the Company's report on Form 10-K for the fiscal year ended February 28, incorporated herein by reference.

         4.1 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, as filed with the SEC as Exhibit 4.1 to the Company's report on Form 10-K for the fiscal year ended February 29, 1995, is incorporated reference.

         4.2 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, as filed with the SEC as Exhibit 4.2 to the Company's report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference.

        10.1 Agreement dated May 7, 1992, between the Company and Bill LeVine, as filed with the SEC as Exhibit 10.1 to the Company's report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference.

        10.2 Consulting Agreement dated March 1, 1992, between the Company and Henry A. Johnson, as filed with the SEC as Exhibit 10.3 to the Company's report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference .

        10.3 Employment Agreement dated March 1, 1993 between the Company and William A. Wilkerson, as filed with the SEC as Exhibit 10.4 to the Company's report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference.

        10.4 Agreement dated January 1, 1993 between Business Cards Tomorrow, filed with the SEC as Exhibit Inc. and Hence/EDP, as 10.5 to the Company's report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference .

        10.5 Agreement dated February 1, 1994 between the Company and Barber & Bronson, Inc. as filed with the SEC as Exhibit 10.11 to the Company's report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference.

        10.6 Agreement dated May 24, 1993 between the Company and American Equipment Leasing, Inc. as filed with the SEC as Exhibit 10.12 to the Company's report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference.

        10.7 Line of Credit Agreement dated October 5, 1994 between the Company and Intercontinental Bank, as filed with the SEC as
               Exhibit 10.13 to the Company's report on Form 10-K for the year ended February 28, 1995, is incorporated herein by reference.

        10.8 Employment letter dated March 2, 1995 between the Company and A. George Cann, as filed with the SEC as Exhibit 10.14 to the Company's report on Form 10-K for the year ended February 28, 1995 is incorporated herein by reference.

        10.9 Asset Purchase Agreement dated February 23, 1996, between BCT and E.V. Antrim, Rosemary R. Antrim and William A. Wilkerson.

        27     Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    BCT INTERNATIONAL, INC.
                                                        (Registrant)


     DATE: MAY 23, 1996                        By: WILLIAM WILKERSON
          -------------------------               ---------------------------
                                                  William Wilkerson
                                                  Chairman of the Board &
                                                  Chief Executive Officer


     DATE: MAY 23, 1996                        By: DONNA M. PAGANO-LEO
          -------------------------               ---------------------------
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


WILLIAM WILKERSON                             HENRY A. JOHNSON
- --------------------------------              --------------------------------
William Wilkerson                             Henry A. Johnson
Chairman of the Board & Director              Director

Date: May 23, 1996                            Date: May 23, 1996


ROBERT F. BOND                                RAYMOND J. KIERNAN
- --------------------------------              --------------------------------
Robert F. Bond                                Raymond J. Kiernan
Director                                      Director

Date: May 23, 1996                            Date: May 23, 1996


THOMAS J. CASSADY                             BILL LeVINE
- --------------------------------              --------------------------------
Thomas J. Cassady                             Bill LeVine
Director                                      Director

Date: May 23, 1996                            Date: May 23, 1996

                            BCT INTERNATIONAL, INC.
                            -----------------------

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
           --------------------------------------------------------

Financial Statements:                                                                                            Page Numbers
- --------------------                                                                                             ------------


Report of Independent Certified Public Accountants                                                               F-2

Consolidated Balance Sheets at February 29, 1996 and February 28, 1995                                           F-3

Consolidated Statements of Operations for the fiscal years ended February 29, 1996,
     February 28, 1995 and February 28, 1994                                                                     F-4 to F-5

Consolidated Statements of Changes in Stockholders' Equity
     for the fiscal years ended February 29, 1996,
     February 28, 1995 and February 28, 1994                                                                     F-6 to F-8

Consolidated Statements of Cash Flows for the fiscal years ended February 29, 1996,
     February 28, 1995 and February 28, 1994                                                                     F-9

Notes to Consolidated Financial Statements                                                                       F-11 to F-22

Schedules:
- ---------

For the fiscal years ended February 29, 1996, February 28, 1995 and
     February 28, 1994:

VIII  Valuation and Qualifying Accounts                                                                          F-23

X   Supplementary Income Statement Information                                                                   F-24

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



To the Board of Directors and Stockholders of BCT International, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BCT International, Inc. and its subsidiaries at February 29, 1996 and February 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Fort Lauderdale, Florida
May 23, 1996



BCT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS                                                   February 29, 1996                February 28, 1995
                                                                              -----------------                -----------------
                                                                                                 000's omitted
                       ASSETS
                       ------
Current Assets:
  Cash and cash equivalents                                                          $   923                           $ 1,299
  Short-term investments                                                                  50                             1,071
  Accounts and notes receivable, net of allowance for doubtful accounts of $408 ($337 in 1995) and deferred interest of $0
    ($18 in 1995)                                                                      2,023                             2,305
  Receivables from employees                                                               5                                76
  Inventory, net of reserve of $105 ($105 in 1995)                                     2,201                             1,863
  Assets held for sale, net                                                              281                               216
  Prepaid expense and other current assets                                                58                                25
  Net deferred tax asset                                                                 211                                88
                                                                                     -------                           -------
      Total current assets                                                             5,752                             6,943
                                                                                     -------                           -------
Accounts and notes receivable, net of allowance for doubtful
  accounts of $505 ($551 in 1995)                                                      1,597                               259
Property and equipment at cost, net of accumulated depreciation
  and amortization of $500 ($313 in 1995)                                              1,014                               640
Net deferred tax asset                                                                 1,604                             1,466
Deposits and other assets                                                                118                               131
                                                                                     -------                           -------
                                                                                       4,333                             2,496

Trademark, net of accumulated amortization of $29 ($24 in 1995)                          165                               170
Intangible assets, net of accumulated amortization of $283 ($113 in 1995)                488                               409
                                                                                     -------                           -------
                                                                                     $10,738                           $10,018
                                                                                     =======                           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
  Accounts payable                                                                   $   687                           $   928
  Notes payable                                                                           64                               162
  Accrued liabilities                                                                    181                               238
  Deferred revenue                                                                       187                                49
  Accrued payroll                                                                        ---                                24
                                                                                     -------                           -------
      Total current liabilities                                                        1,119                             1,401

Notes payable                                                                              5                                48
                                                                                     -------                           -------
      Total liabilities                                                                1,124                             1,449
                                                                                     -------                           -------
Commitments and contingencies (Note 10)                                                  ---                               ---
                                                                                     -------                           -------
Minority stockholder interest                                                           ( 20)                              ---
                                                                                     -------                           -------
Preferred stock, Series A, 12% cumulative, $1 par value,
  mandatorily redeemable, 810 shares authorized, 260 shares
  issued and outstanding                                                                 260                               810
                                                                                     -------                           -------

Stockholders' equity:
  Common stock, $.04 par value, authorized 25,000,
    issued and outstanding 5,164 shares (4,785 shares in 1995)                           207                               191
  Paid in capital                                                                     11,659                            11,110
  Accumulated deficit                                                                 (1,991)                           (3,054)
                                                                                     -------                           -------
                                                                                       9,875                             8,247
Less:  Treasury stock, at cost, 226 shares (224 shares in 1995)                         (501)                             (488)
                                                                                     -------                           -------
       Total stockholders' equity                                                      9,374                             7,759
                                                                                     -------                           -------
                                                                                     $10,738                           $10,018
                                                                                     =======                           =======


The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the             For the            For the
                                         Fiscal year ended   Fiscal year ended  Fiscal year ended
                                         February 29, 1996   February 28, 1995  February 28, 1994
                                         ------------------  -----------------  -----------------
                                                               000's omitted
                                                             -----------------
Revenues:
 Continuing franchise fees
  and commissions                                  $ 4,820             $ 4,540            $ 4,004
 Paper sales                                         8,241               7,077              6,886
 Printing sales                                        918                 508                514
 Company Plants                                      1,054                 760                651
 Company Plants held for sale                        1,251                  92                ---
 Sales of franchises                                   870                 466                957
 Interest and other income                             436                 130                109
                                                   -------             -------            -------
                                                    17,590              13,573             13,121
                                                   -------             -------            -------
Expenses:
 Cost of paper sales                                 7,368               6,272              6,086
 Cost of printing sales                                428                 385                290
 Cost of Company Plants                              1,563               1,030                802
 Cost of Company Plants held for sale                1,734                  90                ---
 Cost of franchises sold                               521                 326                691
    Selling, general and
  administrative                                     4,450               3,905              3,487
 Research and development costs                        421                 279                367
 Depreciation and amortization                         170                 227                338
 Interest                                                9                  27                270
 Interest - related party                               --                   1                 22
 Minority interest                                     (20)                 --                 --
                                                   -------             -------            -------
                                                    16,644              12,542             12,353
                                                   -------             -------            -------
Income before income taxes                             946               1,031                768
Income tax benefit                                     195                 124                 93
                                                   -------             -------            -------
Net income                                         $ 1,141             $ 1,155            $   861
                                                   =======             =======            =======



The accompanying notes are an integral part of these consolidated financial statements.



BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)


                                               For the            For the            For the
                                          Fiscal year ended  Fiscal year ended  Fiscal year ended
                                          February 29, 1996  February 28, 1995  February 28, 1994
                                          -----------------  -----------------  -----------------

000's omitted  (except per share data)
- --------------------------------------


Primary:
  Average number of
    shares outstanding                          4,721              3,410              2,765
 Common stock equivalents                         898              1,661                689
                                                -----              -----              -----
        Totals                                  5,619              5,071              3,454
                                                =====              =====              =====

Fully diluted:
  Average number of
    shares outstanding                          4,721              3,410              2,765
  Common stock equivalents
    and dilutive securities                     1,291              3,184              2,312
                                                -----              -----              -----
        Totals                                  6,012              6,594              5,077
                                                =====              =====              =====


Earnings per
- ------------
common share:
- ------------

Net income
  Primary                                       $ .19              $ .18              $ .17
                                                =====              =====              =====
  Fully diluted                                 $ .19              $ .18              $ .10
                                                =====              =====              =====


             The accompanying notes are an integral part of these
                      consolidated financial statements.


BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                               Common Stock
                                            -------------------                                  Less:      000's omitted
                                            Number of     Par       Paid In     Accumulated     Treasury    -------------
                                              Shares      Value     Capital       Deficit         Stock         Total
                                            --------------------------------------------------------------------------
Balance March 1, 1993                       2,958          $118    $6,323       $(4,745)         $(449)         $1,247

Cancellation of common stock for
   notes receivable from employees             (8)          ---       ---           ---            (25)            (25)

Conversion of $175 of subordinated
   convertible debentures with a
   conversion rate of $3.00                    58             2       173           ---            ---             175

Tax benefit from exercise of employee
   stock options and stock compensation
   awards                                     ---           ---        76           ---            ---              76

Issuance of warrants                          ---           ---        53           ---            ---              53

Dividend declared on Series A
   Convertible Preferred Stock                ---           ---       ---           (97)           ---             (97)

Net income                                    ---           ---       ---           861            ---             861
                                            -----          ----    ------       -------         ------          ------
Balance February 28, 1994                   3,008           120     6,625        (3,981)          (474)          2,290

Cancellation of common stock
   for note receivable from an employee        (5)          ---       ---           ---            (14)            (14)

Cancellation of common stock
   of an employee                             (59)           (2)      (15)          ---            ---             (17)

Conversion of $252 of subordinated
   convertible debentures with a
   conversion rate of $3.00                    84             3       249           ---            ---             252


The accompanying notes are an integral part of these consolidated financial statements.
                                      F-6
                                    Page 32

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)

                                                                                                           000's omitted
                                                                                                           -------------
                                                             Common Stock
                                                           ----------------                             Less:
                                                           Number of   Par     Paid In   Accumulated   Treasury
                                                            Shares    Value    Capital     Deficit      Stock     Total
                                                           -------------------------------------------------------------
Conversion of $150 of subordinated
 convertible debentures with a
 conversion rate $2.27                                        66          3        147        ---         ---       150

Exercise of 10 stock options with an
 exercise price of $1.25                                      10        ---         12        ---         ---        12

Exercise of 6 warrants with an
 exercise price of $2.92                                       3        ---          9        ---         ---         9

Issuance of warrants                                         ---        ---         38        ---         ---        38

Accretion of commission paid on
 Series B convertible preferred stock                        ---        ---        (78)       ---         ---       (78)

Conversion of 2,225 of Series B convertible
 preferred stock to common stock
 with a conversion rate of $1.25                             989         40      2,185        ---         ---     2,225

Exercise of 689 Series B convertible preferred stock
 warrants with an exercise price of $3.00                    689         27      2,039        ---         ---     2,066

Cost associated with exercise of Series B
 convertible preferred stock warrants                        ---        ---        (86)       ---         ---       (86)

Redemption of 300 Series B convertible
 preferred stock warrants with a
 redemption price of $.05                                    ---        ---        (15)       ---         ---       (15)

Net income                                                   ---        ---        ---      1,155         ---     1,155

Dividend declared on convertible
 preferred stock                                             ---        ---        ---       (228)        ---      (228)
                                                           -----        ---      -----    -------        ----     -----

Balance February 28, 1995                                  4,785        191     11,110     (3,054)       (488)    7,759

  The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (continued)

                                                                                              000's omitted
                                                                                              -------------
                                             Common Stock
                                          ------------------                               Less:
                                          Number of     Par     Paid In    Accumulated    Treasury
                                           Shares      Value    Capital      Deficit       Stock      Total
                                          -----------------------------------------------------------------

Exercise of 9 warrants                          7         1          13          --          (13)         1

Issuance of warrants                           --        --          38          --           --         38

Conversion of 550 shares of Series A
  Preferred Stock at a conversion
  ratio of $1.48                              372        15         535          --           --        550

Registration costs                             --        --         (37)         --           --        (37)

Net income                                     --        --          --       1,141           --      1,141

Dividend declared on
  convertible preferred stock                  --        --          --         (78)          --        (78)
                                            -----      ----     -------      ------        -----     ------

Balance February 29, 1996                   5,164      $207     $11,659      (1,991)       $(501)    $9,374
                                            =====      ====     =======      ======        =====     ======



BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the               For the               For the
                                                                Fiscal year ended     Fiscal year ended     Fiscal year ended
                                                                February 29, 1996     February 28, 1995     February 28, 1994
                                                                -----------------     -----------------     -----------------
                                                                                        000's omitted
                                                                                        -------------
Cash flows from operating activities:
  Net income                                                         $1,141               $  1,155               $  861
  Adjustments to reconcile net income
    to net cash (used by) provided by
    operating activities:
  Income tax benefit                                                   (778)                  (594)                (502)
  Income tax expense                                                    583                    470                  409
  Depreciation and amortization                                         381                    286                  338
  Cost assigned to warrants issued                                       38                     38                   53
  Provision for doubtful accounts                                       435                    352                  196
  Reserve for inventory                                                  --                    100                   --
  Minority interest                                                     (20)                    --                   --
Changes in operating assets and liabilities
  (Increase) in accounts and notes receivable                          (985)                  (355)                (439)
  (Increase) decrease in inventory                                     (338)                     4                 (278)
  (Increase) in assets held for sale                                   (367)                    --                   --
  (Increase) decrease in prepaid expenses and
    other assets                                                        (18)                    20                   (7)
  (Decrease) increase in accounts payable                              (241)                  (308)                 413
  Increase (decrease) in other accrued liabilities                       57                    (78)                 (62)
                                                                     ------               --------               ------

Net cash (used by) provided by operating activities                    (112)                 1,090                  982
                                                                     ------               --------               ------

Cash flows from investing activities:
  Maturity (purchase) of for short-term investments                   1,021                 (1,071)                  --
  Capital expenditures for property and equipment                      (917)                  (261)                (359)
  Proceeds from disposition of equipment                                 --                     --                    4
  Acquisition of Canadian Master Area Franchise
    Agreement                                                            --                     --                 (120)
 Acquisition of Company Plants                                         (100)                    --                  (50)
                                                                     ------               --------               ------

Net cash provided by (used for) investing activities                      4                 (1,332)                (525)
                                                                     ------               --------               ------

Cash flows from financing activities:
 Issuance of Series B Convertible Preferred Stock                        --                  1,300                  738
 Investment banker fee associated with Series B
  Convertible Preferred Stock                                            --                    (65)                  --
 Restricted cash                                                         --                     --                 (738)
 Dividend payments on Series A Preferred Stock                          (81)                   (97)                 (97)
    Dividend payments on Series B Preferred Stock                        --                   (131)                  --
 Exercise of Series B Convertible Preferred Stock                        --                  2,066                   --
 Investment banker fee associated with Series B warrants                 --                    (86)                  --
 Redemption of nonexercised Series B warrants                            --                    (15)                  --
 Exercise of stock options and warrants                                  --                     21                   --
 Proceeds from borrowings                                                --                     --                  310
 Repayments on borrowings                                              (187)                  (352)                (584)
 Repayments on borrowings - related party                                --                     --                  (89)
 Redemption of convertible subordinated debentures                       --                 (1,180)                  --
                                                                     ------               --------               ------

Net cash (used for) provided by financing activities                   (268)                 1,461                 (460)
                                                                     ------               --------               ------
Net  (decrease) increase in cash and cash equivalents                  (376)                 1,219                   (3)
 Cash and cash equivalents at beginning of year                       1,299                     80                   83
                                                                     ------               --------               ------
 Cash and cash equivalents at end of year                            $  923               $  1,299               $   80
                                                                     ======               ========               ======

The accompanying notes are an integral part of these consolidated financial statements.


BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                  000's omitted
                  -------------

                                             For the              For the              For the
                                        Fiscal year ended    Fiscal year ended    Fiscal year ended
                                        February 29, 1996    February 28, 1995    February 28, 1994
                                        -----------------    -----------------    -----------------
Supplemental disclosures:
- -------------------------
Interest paid during the year                $   27               $   85               $  278
                                             ======               ======               ======

Income taxes paid during the year            $   71               $   18               $   17
                                             ======               ======               ======

Noncash activities:
- ------------------

     In fiscal 1996, $550 of convertible Series A preferred stock was converted into 372 shares of common stock.

     In fiscal 1996, the Company repossessed two existing franchisee plants and acquired $50 in tangible assets in exchange for funds owed the Company.

     In fiscal 1996, 9 warrants were exercised by the warrant holder for 3 shares of the Company's common stock.

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


BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(000's omitted)

NOTE 1:   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- -------   -------------------------------------------------------


Business

     BCT International Inc. (the Company), franchises wholesale thermography printing Plants through its wholly-owned subsidiary, Business Cards Tomorrow, Inc. (BCT), for which it receives initial franchise fees and continuing royalties. At February 29, 1996, BCT, through its wholly-owned subsidiary BCT Enterprises, Inc. and subsidiaries of BCT Enterprises, Inc., owns five Company Plants of which three are held for sale. BCT's ownership interest in one of the Company Plants is 70%. The Company also sells paper stock and catalogs to its franchisees and the Company Plants. At February 29, 1996, the Company has 100 thermography printing Plants in operation, 95 of which are franchised. The total number of Plants was 98 at February 28, 1995 and 97 at February 28, 1994.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 70% owned subsidiary. All significant intercompany transactions have been eliminated. The minority interest held by third parties in the majority owned subsidiary is separately stated.

Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying financial statements relate to accounts receivable allowances and the tax valuation allowance. Actual results could differ from those estimates.

Short-Term Investments

     Short-term interest bearing investments are those with maturities of less than one year but greater than three months when purchased and are readily convertible to cash. The short-term investments are classified as held to maturity and are stated at amortized cost, which approximates fair value.

Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, short-term investments, trade receivables, accounts payable, and notes payable approximate fair value as of February 29, 1996.

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

Repossessions of Franchises

     Franchises are repossessed when management determines that the franchisees are in default under their franchise agreements and are unable to properly operate the business, meet their financial obligations, and their business actions are detrimental to the franchise network. Prior to repossession, amounts due to the Company are fully secured and fully reserved in the allowance for doubtful accounts. Upon takeover, the Company owns all assets of the Plant in forgiveness of the amounts due to it. The receivables owed to the Company are written off through the allowance for doubtful accounts. All assets acquired and the lease obligations assumed are recorded at fair value. The Company does not value any of the existing revenue stream of the repossessed Plants. The Company repossessed two Plants in 1996 (one in 1995).

Acquisitions of Plants

     All acquisitions of Company Plants have been accounted for as purchases; operations of the businesses acquired have been included in the accompanying consolidated statements of operations from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is included in goodwill. The Company acquired three Plants in 1996 (none in 1995).

Assets Held for Sale

     Assets held for sale consist of the net assets of the Company Plants in Marietta, Georgia; Newbury Park, California and Riverside, California, and are carried at the lower of cost or market value.

Trademark

     The trademark is amortized using the straight-line method over 40 years.

Intangible Assets

     Intangible assets consist of the excess purchase price over the fair value of the net assets acquired relating primarily to the acquisition of Company Plants in fiscal 1994 and 1996, and the Canadian franchise rights in fiscal 1994. The amortization period for the Company Plants is 5 years and the Canadian acquisition intangible asset is being amortized over 19 years, which represents the remaining life of the franchise agreement acquired.


Impairment of Long-Lived Assets and Identifiable Intangibles

     On March 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets To Be Disposed Of". Upon adoption, the goodwill associated with the Delray Beach, Florida Company Plant was accelerated by $108 and fully amortized at February 29, 1996. The Company reviews long-lived assets, identifiable intangibles and goodwill and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.



Sales of Franchises

     Revenue from the sales of individual franchises, including the initial equipment package, is recognized upon the opening of the related franchise and when all significant services or conditions relating to the sale have been substantially performed. When these criteria have not been met, then the net profit from the sale has been deferred and characterized as deferred revenue. Revenue from the sale of an area franchise is recognized when all significant services relating to the sale have been completed.

Continuing Franchise Royalties, Paper and Printing Revenues

     Continuing franchise royalties and paper and printing revenues are recognized monthly when earned. Collectibility of these revenues is assessed on a regular basis. The allowance for doubtful accounts is established through a provision for losses charged to selling, general and administrative expense. Accounts receivable are charged off against the allowance for doubtful accounts when management believes that collectibility is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses in existing accounts and notes receivable that may become uncollectible.


Accounting for Stock Based Compensation

     In October 1995, the FASB issued Statement No. 123, (SFAS 123) "Accounting and Disclosure of Stock-Based Compensation," which encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. The Company currently follows, and expects to follow, the provisions of APB No. 25 and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Although the Company is permitted to continue to follow the provisions of APB No. 25 under SFAS 123, certain pro forma disclosure will be required beginning in fiscal 1997 as if the Company had accounted for its stock options under the SFAS 123 fair value method.

Research and Development

     Research and development costs include costs for new product development which are charged to operations as incurred.


Income Taxes

     The Company utilizes an asset and liability approach to accounting for income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.

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

Presentation and Reclassification

     All dollar and share amounts, except amounts related to per share data, are expressed in thousands of dollars. Certain items in the 1995 and 1994 consolidated financial statements have been reclassified for comparative purposes.


NOTE 2:  SHORT-TERM INVESTMENTS
- ------   ----------------------
   Short term investments consist of the following:

                                              February 29, 1996          February 28, 1995
                                           ----------------------       --------------------
                                           Carrying                     Carying
                                            Value          Market        Value        Market
   U.S. Treasury Bill, face value
     of $50, due May 2, 1996                 $49            $49          $   --       $   --

   U.S. Treasury Bill, face value
     of $75, due May 25, 1995                 --             --              74           74

   U.S. Treasury Bill, face value
     of $1,000, due June 1, 1995              --             --             985          985
                                             ---            ---          ------       ------
                                              49             49           1,059        1,059
   Accrued interest                            1              1              12           12
                                             ---            ---          ------       ------
                                             $50            $50          $1,071       $1,071
                                             ===            ===          ======       ======

NOTE 3:  ACCOUNTS AND NOTES RECEIVABLE
- -------  -----------------------------
   Accounts and notes receivable consist of the following:

                                               February 29,   February 28,
                                                   1996           1995
                                               -------------  -------------
     Continuing franchise fees
      receivable                                    $   902         $1,231

     Paper sales receivable
      from franchisees                                  958          1,147

     Notes receivable from sale of
      franchises, interest at 8%
      to 12%, due in monthly
      installments through 2006                         773            148

     Notes receivable due from franchisees,
      interest at 8% to 14%, payable
      in monthly installments through
      2005                                            1,380            605

     Company Plant accounts receivable
      from customers                                    187             86

     Miscellaneous                                      333            253
                                                    -------         ------
                                                      4,533          3,470

     Less - allowance for doubtful accounts            (913)          (888)
       and deferred interest                             --            (18)
                                                    -------         ------
                                                      3,620          2,564
     Less - amount not expected to
      be collected within one year,
      net of $505 allowance
      for doubtful accounts
      ($551 in 1995)                                 (1,597)          (259)
                                                    -------         ------
                                                    $ 2,023         $2,305
                                                    =======         ======

     In the normal course of business, to meet the financing needs of its franchisees, the Company extends credit to its franchisees throughout the United States and Canada. Although the Company has a diversified receivable portfolio, a substantial portion of the franchisees' ability to honor their commitments to the Company is reliant upon the economic stability of the market in the franchisee's particular geographic area. The Company's exposure to loss in the event of nonperformance by the franchisees is represented by the contractual amount of the notes and accounts receivables and the franchise equipment leases guaranteed by the Company (see Note 10). The Company controls the credit risk of its receivables through credit approvals, limits and monitoring procedures. The Company may require collateral or other security to support the receivables with credit risk.

     At February 29, 1996, approximately $416 ($170 in 1995) of accounts receivable, although currently due, are classified into long term accounts and notes receivable, based upon historic payment performance of the franchisees. A significant portion of the allowance for doubtful accounts relates to these accounts and notes receivable. Amounts included in long term accounts and notes receivable include the following contractual payment terms: 1998 - $366, 1999- $230, 2000 and thereafter - $1,090.

     At February 29, 1996, $433 of notes receivable, with an 8% interest rate per annum, related to the purchase of the Honolulu, Hawaii Company Plant by South Pacific Wholesale Printers, Inc. The Chairman of the Board of the Company owns 50% of South Pacific Wholesale Printers, Inc.

     Bad debt expense for the years ended February 29, 1996, February 28, 1995 and February 28, 1994, was approximately $504, $352 and $196, respectively.

     Interest income is recognized on a cash basis for those accounts and notes receivable with specific reserves. Interest income for all other accounts and notes receivable are recognized on an accrual basis.

NOTE 4:  ACQUISITIONS
- -------  ------------

     On October 9, 1995, the Company acquired certain assets and liabilities from a franchisee plant located in Riverside, California for $335. This acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired (approximately $115) based on the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets acquired by approximately $220, which was recorded as an intangible asset. The operating results associated with this business acquisition are included in the Company's consolidated results of operations from October 9, 1995.

     On November 1, 1995 the Company entered into an agreement with a franchisee plant located in Louisville, Kentucky, in which it acquired 70% of all the assets and related liabilities for $276. The original owners of the franchise plant are maintaining a 30% minority interest. This acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets acquired by approximately $276, which was recorded as an intangible asset. The operating results associated with this business acquisition are included in the Company's consolidated results of operations from November 1, 1995.

     On December 1, 1995, the Company acquired certain assets from United Impressions, Inc. for $365 relating to its store operations. This acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired (approximately $158) based on the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets acquired by approximately $207, which was recorded as an intangible asset. The operating results associated with this business acquisition are included in the Company's consolidated results of operations from December 1, 1995.

     The pro forma unaudited results of operations for the years ended February 29, 1996 and February 28, 1995, assuming these acquisitions had been consummated as of March 1, 1994 are as follows:



                             February 29, 1996  February 28, 1995
                             -----------------  -----------------

Revenues and other income     $18,647            $15,267
Net income                    $   949            $   932

Earnings per common share     $   .17            $   .18
                              =======            =======

NOTE 5:  PROPERTY AND EQUIPMENT
- -------  ----------------------

     Major classifications of property and equipment are as follows:

                                                                    Estimated
                                                                     useful
                                      February 29,   February 28,     lives
                                          1996           1995       (in years)
                                      -------------  -------------  ----------
Leasehold improvements                   $   78          $  53        5  -  32

Machinery and equipment                     450            181        3  -  20

Dies and artwork                            130            118              25

Videos                                       37             37               5

Furniture, fixtures and other
 equipment                                  160            104        5  -  10

Computers                                   606            407               5

Franchisee software                          48             48               3

Auto                                          5              5               5
                                         ------          -----
                                          1,514            953
Less - accumulated depreciation
 and amortization                          (500)          (313)
                                         ------          -----
                                         $1,014          $ 640
                                         ======          =====


NOTE 6:  NOTES PAYABLE
- -------  -------------

   Notes payable consist of the following:

                                                             February 29,   February 28,
                                                                 1996           1995
                                                             ------------   ------------
Note payable to prior owner of Company Plant secured
 by equipment, monthly principal and interest payments
 of $4, interest at 8% per annum, due May 28, 1998                $ --         $  131

Unsecured amount due to Continental Stamps West,
 interest imputed at 13%, principal and interest due
 in monthly installments of $4 through
 February 1997                                                      42             79

Note payable to prior owner of Company Plant
 assumed in acquisition, monthly principal
 and interest due in monthly installments
 of $2 through May 1997                                             27             --
                                                                 -----          -----
                                                                    69            210
Less  -  amount due after one year                                  (5)          (162)
                                                                 -----          -----
                                                                  $ 64          $  48
                                                                 =====          =====

     Scheduled maturities after February 29, 1996 for notes payable are as follows:


  Fiscal            Note
   Year            Payable
  ------           -------

  1997              $  64
  1998              $   5
                    -----
                    $  69
                    =====


NOTE 7:       PREFERRED STOCK
- -------       ----------------

     Effective May 1992 750 shares of Series A Convertible Preferred Stock, $1.00 par value, were authorized and issued by the Company. In January 1994, 60 additional shares of Series A preferred stock were authorized and issued, bringing the total to 810 shares. Dividends on preferred stock are cumulative and accrue from the date of original issue at a 12% rate per annum, payable quarterly on the first day of each January, April, July and October. Dividends in arrears are non-interest bearing. Dividends must either be fully paid or declared and aggregated for payment prior to the declaration of dividends on the common shares. The Series A preferred stock is non-voting except as it relates to any action affecting the terms of the priority of the preferred stock.

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

     On October 1, 1995, 550 shares of Series A preferred stock were voluntarily converted, at a ratio of 1.48 shares, into 372 shares of common stock. At February 29, 1996, 260 shares of Series A preferred stock remain outstanding.

     Effective February 17, 1994, 2,500 shares of Series B convertible preferred stock, $1.00 par value, were authorized by the Company for sale in a private placement offering at a $1.00 price per share. A total of 2,225 shares were sold in the offering. The net proceeds of the offering, which totalled $1,973, were used by the Company (i) to pay off the outstanding 11% convertible subordinated debentures due on March 31, 1994 of $1,180 and (ii) for general working capital. Dividends on the Series B convertible preferred stock were cumulative and accrued from the date of original issue at a 9% rate per annum, payable quarterly on the first day of each January, April, July and October. Total Series B dividends declared and paid to holders were $129 in fiscal 1995. The Company exercised its right to require conversion of the Series B preferred stock into common stock on November 1, 1994. As a result, the Series B preferred stock totalling 2,225 shares was converted into 989 shares of the Company's common stock.

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



NOTE 8:  STOCKHOLDERS' EQUITY
- -------  --------------------

Stock Options
- -------------

   Stock options outstanding, exercisable and exercise price for the three years ended February 29, 1996 are as follows:


                              Options
                            Outstanding          Price Range          Aggregate
                            -----------        ---------------        ---------
At March 1, 1993                900             $1.25 to $3.50           $1,674

Options granted                 115                      $2.38              274

Options exercised                --                         --               --

Options cancelled                (9)            $1.25 to $1.48              (12)
                              -----             --------------           ------
At February 28, 1994          1,006             $1.25 to $3.50            1,936

Options granted                 215                      $3.38              727

Options exercised               (10)                     $1.25              (12)

Options cancelled               (31)            $1.25 to $2.38              (53)

Options expired                 (16)                     $3.00              (48)
                              -----             --------------           ------
At February 28, 1995          1,164             $1.25 to $3.50            2,550

Options granted                  65             $4.94 to $5.00              323

Options exercised                --                         --               --

Options cancelled               (16)            $2.38 to $5.00              (64)

Options expired                  --                         --               --
                              -----             --------------           ------
At February 29, 1996          1,213             $1.25 to $5.00           $2,809
                              =====             ==============           ======
Options exercisable
at February 29, 1996          1,131             $1.25 to $5.00           $2,491
                              =====             ==============           ======



Warrants
- --------

     As of February 29, 1996 and February 28, 1995, there were respectively, outstanding warrants for the purchase of 721 and 694 shares of common stock, respectively, 37 of which are held by the Chairman of the Board. During fiscal 1996, 9 warrants were exercised and paid for in-kind 22 warrants expired and 58 warrants were issued. The exercise price and the dates are as follows:


Title of Issue                 Aggregate Amount       Date from which                          Price at which
Called for                   of Securities Called        Warrants               Last              Warrants
by Warrants                    for by Warrants        are Exercisable       Exercise Date      are Exercisable
- --------------               --------------------    -----------------    -----------------    ---------------

Issued during 1985 merger             38             September 8, 1986    September 7, 1996    $1.25

Converted Subordinated
  Debentures                         175             August 30, 1991 -    March 31, 1997       $3.50 to $4.46
                                                     March 31, 1994
Issued to Investment
  Banker                             208             May 31, 1993         May 31, 1998         $2.25

Issued to Investment
  Banker                             300             February 1, 1994     February 1, 1999     $2.00 to $4.00
                                     ---

Warrants outstanding                 721
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


NOTE 9:   INCOME TAXES
- -------   ------------

     The components of the provision for (benefit from) income taxes for the years ended February 28, 1996, 1995 and 1994 are as follows:

                                                 1996      1995       1994
                                               --------  ---------  --------
Current Provision:
  Federal                                       $   32     $   26    $   16
  State                                             52         --        20
                                                ------     ------    ------
Total current                                       84         26        36

Deferred provision (benefit)                      (279)      (150)     (205)

Tax benefit from exercise of employee stock
  options and stock compensation awards
  credited to paid in capital                       --         --        76
                                                ------     ------    ------
Total (benefit)                                 $ (195)    $ (124)   $  (93)
                                                ======     ======    ======

    The Company's net deferred tax asset is comprised of the following:

                                                February 29, 1996   February 28, 1995   February 28, 1994
                                                -----------------   -----------------   -----------------
     Deferred Tax Asset - Current:
      Bad debt reserve                              $    159             $    132            $    175
      Other                                               41                   44                  27
      Capitalization of inventory cost                   102                   --                  --
                                                    --------             --------            --------

      Total Deferred Tax Asset                           302                  176                 202
                                                    --------             --------            --------

     Valuation Allowance                                 (91)                 (88)               (121)
                                                    --------             --------            --------

     Net Deferred Tax Asset - Current               $    211             $     88            $     81
                                                    ========             ========            ========

     Deferred Tax Asset - Non-Current:
      Bad debt reserve                              $    193             $    215            $    151
      Net operating loss carryovers                    2,052                2,747               3,213
      Other                                              135                   34                  22
                                                    --------             --------            --------

     Total Deferred Tax Asset                          2,380                2,996               3,386
                                                    --------             --------            --------

     Valuation Allowance                                (685)              (1,466)             (2,010)
                                                    --------             --------            --------

     Deferred Tax Liabilities - Non-Current:
      Fixed assets                                       (91)                 (64)                (36)
                                                    --------             --------            --------

     Total Deferred Tax Liability                        (91)                 (64)                (36)
                                                    --------             --------            --------

     Net Deferred Tax Asset - Non-Current           $  1,604             $  1,466            $  1,340
                                                    ========             ========            ========

     Net Deferred Tax Asset - Total                 $  1,815             $  1,554            $  1,421
                                                    ========             ========            ========

     The net change in the valuation allowance for the deferred tax asset was a decrease of $778, $577 and $1,706 for the fiscal years ended February 29, 1996, February 28, 1995 and 1994, respectively. For fiscal year ended February 28, 1994, $288, of the reduction in the valuation allowance related to the utilization of acquired net operating loss carryforwards which reduced goodwill. The remaining reduction in the valuation allowance of $1,418 relates to management's change in judgment about the realizability of the related deferred tax asset in future years. Of this amount, $928 related to the valuation allowance for acquired net operating losses which reduced goodwill and the remaining decrease of $490 in the valuation allowance reduced tax expense. For fiscal year ended February 29, 1996 and February 28, 1995, the decrease of $778 and $577 in the valuation allowance reduced tax expense of $583 and $577, respectively.

     Net operating loss carryforwards for Federal income tax purposes total approximately $5,452 at February 29, 1996. The net operating loss carryforward includes $540 with certain limitations. Net operating losses expire as follows:


                         Year of
                        Expiration               Amount
                        ----------               ------
                           1998                  $    7
                           2000                      11
                           2001                   1,102
                           2002                   1,327
                           2003                     294
                           2005                   1,721
                           2006                     962
                           2007                      12
                           2008                      16
                                                 ------
                                                 $5,452
                                                 ======


     For Federal income tax purposes, the Company has approximately $19 of general business credit carryovers which expire at various dates through 2001.

     If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforward which could be utilized.

     The difference between the statutory and effective tax rates are as follows:


                                          1996                1995                1994
                                          ----                ----                ----
                                    Amount     Rate     Amount     Rate     Amount     Rate
                                    ------     ----     ------     ----     ------     ----
Tax at statutory rate               $ 321       34%     $ 351       34%     $ 269       35%
Non-deductible amortization
 of purchase price over
 fair value of net assets
 acquired                              --       --         37        3         65        8
Other                                 178       19         (8)      (1)        (4)      (1)
State income tax, net of
 federal benefit                       52        6         47        5         51        7
Alternative minimum tax                32        3         26        3         16        2
Decrease in Federal and
 state valuation allowance           (778)     (82)      (577)     (56)      (490)     (62)
                                    ------     ----     ------     ----     ------     ----
                                    $(195)     (20)%    $(124)     (12)%    $ (93)     (11)%
                                    ======     ====     ======     ====     ======     ====

                                     F-21
                                    Page 47

NOTE 10:         COMMITMENTS AND CONTINGENCIES
- --------         -----------------------------

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

     During the Company's operation of the Hawaii Company Plant, a lease was executed with a lessor for its facilities. Upon sale of the Hawaii Plant, the Company entered into a sublease agreement with its new franchisee. The commitment of the Company is through May 1997 with minimum monthly payments of $5. As part of the terms of the Hawaii Company Plant sale, the buyer is obligated to reimburse the Company in full for the monthly lease cost for the lease term.

     The following are the approximate minimum annual noncancellable rentals to be paid under the provisions of the leases:

                  Fiscal Year               Lease Commitments
                  -----------               -----------------
                     1997                         $321
                     1998                          197
                     1999                          123
                     2000                          119
                     2001                           53
                                                  ----
                                                  $813
                                                  ====

     Rental expense amounted to the following approximate amounts for the corresponding periods:

                    For the year ended               Amount
                    ------------------               ------
                    February 29, 1996                 $295
                    February 28, 1995                 $193
                    February 28, 1994                 $175

     At February 29, 1996, the Company has guaranteed the payment of equipment lease obligations for certain of its franchisees for an aggregate amount of approximately $765.

     In March 1993, the Company entered into an employment agreement with the Chairman of the Board. The term of the employment contract is seven years. The agreement calls for minimum annual salary amounts during the term of this contract as follows:

                Year Ending February 28,                Amount
                -----------------------                 ------
                         1997                            $300
                         1998                            $300
                         1999                            $300
                         2000                            $300

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

     In March 1995 the Company entered into an employment contract with the President of BCT. The President may be terminated by the Company at will; however, under his agreement with the Company, if he is terminated during the first three years of his employment, he is entitled to receive six months of severance pay. The President was granted 40 options of which 10 immediately vested and the remainder are scheduled to vest over a three year period ending in fiscal 1999.

                                     F-22
                                    Page 48

                            BCT INTERNATIONAL, INC.
                            -----------------------
000's omitted                                                      SCHEDULE VIII
- -------------
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------

               Column A                         Column B         Column C        Column D       Column E
                                                                Additions
                                                            -----------------
                                               Balance at    Charged to                         Balance at
                                               beginning     costs and                            end of
                                                of year       expenses  Other    Deductions        year
                                               ---------    ----------  -----    ----------     ----------
  For the year ended February 29, 1996

  Allowance for doubtful accounts                $  888        $504     $ --      $  (479)(1)    $  913
                                                 ------        ----     ----      -------        ------
  Deferred tax assets valuation allowance        $1,554        $ --       --      $  (778)       $  776(2)
                                                 ------        ----     ----      -------        ------
  For the year ended February 28, 1995

  Allowance for doubtful accounts                $  836        $352     $ --      $  (300)(1)    $  888
                                                 ------        ----     ----      -------        ------
  Deferred tax assets valuation allowance        $2,131        $ --     $ --      $  (577)       $1,554(2)
                                                 ------        ----     ----      -------        ------
  For the year ended February 28, 1994

  Allowance for doubtful accounts                $  647        $196     $ --      $    (7)(1)    $  836
                                                 ------        ----     ----      -------        ------
  Deferred tax assets valuation allowance        $3,837        $ --     $ --      $(1,706)(3)    $2,131(2)
                                                 ------        ----     ----      -------        ------


  Allowance for doubtful accounts at February 29, 1996 of $913 is comprised of $408 related to current receivables and $505 to long-term receivables.


  (1) Write off of uncollectible receivables.
  (2) A deferred tax asset value.
  (3) The excess of purchase price over fair value of net assets acquired was reduced by $1,216 of the valuation allowance, since this reduction represents the utilization of the acquired operating loss carryforwards.

                                      F-23

                                                                      SCHEDULE X
                            BCT INTERNATIONAL, INC.
                            -----------------------
  000's omitted
  -------------
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   ------------------------------------------

COLUMN A
- --------


          Item       February 29, 1996   February 28, 1995   February 28, 1994
          ----       -----------------   -----------------   -----------------
Advertising Costs           $210                $156                 $162
                            ====                ====                 ====

Amortization of excess
 cost over value of net
 assets acquired            $ --                $108                 $193
                            ====                ====                 ====

Amortization of
 intangible assets          $182                $ 68                 $ 22
                            ====                ====                 ====





                                      F-24
                                    Page 50