Form 10-Q
period 1996-05-31
BCT INTERNATIONAL INC /
filed 1996-07-12
CIK 351541

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended May 31, 1996

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
- -------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

        Delaware                                      22-2358849
 ------------------------               ---------------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                  33306
- --------------------------------------------------            ----------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (954) 563-1224
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
                                        -------      ------

              Number of shares of common stock outstanding as of
                            July 9, 1996: 5,231,109

                            BCT INTERNATIONAL, INC.

                                     INDEX

                                                                              PAGE
                                                                             NUMBER

PART I.   FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED BALANCE SHEETS - May 31,  1996
          and February 29, 1996............................................      2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
          for the three months ended May 31, 1996 and May 31, 1995.........      3

          COMPUTATION OF EARNINGS (LOSS) PER SHARE - for the three months
          ended May 31, 1996 and May 31, 1995..............................      4

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
          STOCKHOLDERS' EQUITY - for the three months ended May 31, 1996...      5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
          for the three months ended May 31, 1996 and May 31, 1995.........      6

          Notes to Condensed Consolidated Financial Statements.............      7

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................      8

PART II.  OTHER INFORMATION AND SIGNATURES

          Signatures.......................................................      9


                        PART I.    FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (000's omitted)

ASSETS                                                           May 31, 1996   February 29, 1996
- ------                                                           ------------   -----------------
Current assets:
  Cash and cash equivalent                                           $    742            $    923
  Short-term investments                                                  ---                  50
  Accounts and notes receivable, net of allowance for
     doubtful accounts of $570 ($408 in fiscal 1996)                    2,224               2,023
  Receivables from employees                                                9                   5
  Inventory, net of reserve of $105 ($105 in fiscal 1996)               2,432               2,201
  Assets held for sale, net                                                93                 281
  Prepaid expenses and other current assets                               144                  58
  Net deferred tax asset                                                  290                 211
                                                                     --------            --------
        Total current assets                                            5,934               5,752

Accounts and notes receivable, net of allowance
  for doubtful accounts of $505 ($505 in fiscal 1996)                   1,455               1,597
Property and equipment at cost, net of accumulated depreciation
   and amortization of $551 ($500 in fiscal 1996)                       1,077               1,014
Net deferred tax asset                                                  1,558               1,604
Deposits and other assets                                                  94                 118
Trademark, net of accumulated amortization of $30 ($29 in 1996)           164                 165
Intangible assets, net of accumulated amortization of $330
 ($283 in 1996)                                                           473                 488
                                                                     --------            --------
                                                                     $ 10,755            $ 10,738
                                                                     ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                                                   $    801            $    687
  Notes payable                                                            55                  64
  Accrued liabilities                                                     230                 181
  Deferred revenue                                                        147                 187
                                                                     --------            --------
        Total current liabilities                                       1,233               1,119
Notes payable                                                             ---                   5
                                                                     --------            --------
        Total liabilities                                               1,233               1,124
                                                                     --------            --------

Minority stockholder interest                                             (22)                (20)
                                                                     --------            --------
Preferred stock, Series A, 12% cumulative, $1 par value,
  mandatorily redeemable, 810 shares authorized, 260 shares
  issued and outstanding                                                  260                 260
                                                                     --------            --------

Stockholders' equity:
  Common stock, $.04 par value, 25,000 authorized, 5,232 shares
        issued and outstanding (5,164 shares in fiscal 1996)              208                 207
   Paid in capital                                                     11,722              11,659
   Accumulated deficit                                                 (2,087)             (1,991)
                                                                     --------            --------
                                                                        9,843               9,875
Less: Treasury Stock, at cost, 251 shares (226 shares in 1996)           (559)               (501)
                                                                     --------            --------
         Total Stockholders' Equity                                     9,284               9,374
                                                                     --------            --------
                                                                     $ 10,755            $ 10,738
                                                                     ========            ========

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                           Three Months Ended
                                                 May 31
                                             1996         1995
                                           -------       ------

Gross revenues                             $ 4,734       $3,957
Cost of sales                                2,406        2,064
                                           -------       ------
                                             2,328        1,893

Selling and administrative expense           2,449        1,483
                                           -------       ------

Income (loss) before income taxes           (  121)         410

Income tax (benefit) expense                (   30)         106
                                           -------       ------

Net (loss) income                          $(   91)      $  304
                                           =======       ======



See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                   COMPUTATION OF EARNINGS (LOSS) PER SHARE
                                  (UNAUDITED)
                 (000's omitted, except for per share amounts)



                                         Three Months Ended
                                               May 31
                                         1996          1995
                                        ------        ------

Primary:
  Average number of shares outstanding   4,963         4,569
  Common stock equivalents                 ---           935
                                        ------        ------
   Totals                                4,963         5,504
                                        ======        ======

Fully diluted:
  Average number of shares outstanding   4,963         4,569
  Common stock equivalents
   and dilutive securities                 ---         1,482
                                        ------        ------
   Totals                                4,963         6,051
                                        ======        ======

Earnings (loss) per common share:
- --------------------------------
Net (Loss) Income:
  Primary                               $ (.02)       $  .07
  Fully diluted                           (.02)       $  .07
                                        ======        ======




See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MAY 31, 1996
                                  (UNAUDITED)
                                 000's omitted
                                 -------------


                                      Common Stock
                                    ----------------                                  Less:
                                    Number of   Par      Paid In     Accumulated    Treasury
                                     Shares    Value     Capital       Deficit       Stock       Total
                                    ---------  -----  -------------  ------------  ----------  ---------

Balance February 29, 1996              5,164    $207       $11,659      $(1,991)    $   (501)    $9,374

Exercise of options                       68       1            58           ---         ---         59

Issuance of warrants                     ---     ---             9           ---         ---          9

Purchase of common stock
   held by employee                      ---     ---           ---           ---         (58)       (58)

Registration costs                       ---     ---            (4)          ---         ---         (4)

Net loss                                 ---     ---           ---           (91)        ---        (91)

Dividend declared on convertible
preferred stock                          ---     ---           ---            (5)        ---         (5)
                                   ---------   -----       -------   -----------   ---------     ------

Balance May 31, 1996                   5,232    $208       $11,722       $(2,087)     $ (559)    $9,284
                                   =========   =====       =======   ===========   =========     ======

           See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)

                                                           Three months ended
                                                                 May 31
                                                          1996          1995
                                                       -----------  -------------
Cash flows from operating activities:
 Net (loss) income                                      $     (91)        $  304
                                                       -----------  -------------
 Adjustments to reconcile net income (loss) to net
  cash used by operating activities:
    Income tax benefit                                        (43)           (82)
    Income tax expense                                         13            175
    Depreciation and amortization                             115             53
    Cost assigned to warrants issued                            9              9
    Provision for doubtful accounts                           164            ---
    (Increase) in accounts and notes receivable               (63)          (342)
    (Increase) in inventory                                  (231)           (99)
    (Increase) in assets held for sale                        (21)           (10)
    (Increase) in prepaid expenses and other assets           (86)          (110)
    Decrease in deposits and other assets                      24              7
    Decrease (increase) in accounts payable and
     accrued liabilities                                      123            (37)
                                                       -----------  -------------
   Total adjustments                                            4           (436)
                                                       -----------  -------------
     Net cash (used) by operating activities                  (87)          (132)
                                                       -----------  -------------

Cash flows from investing activities:
  Maturity of short-term investments                           50          1,071
  Capital expenditures                                       (115)          (226)
                                                       -----------  -------------
    Net cash provided (used) by investing activities          (65)           845
                                                       -----------  -------------

Cash flows from financing activities:
 Dividend payments on preferred stock                          (8)           (24)
 Principal payments on notes payable                          (23)          (140)
 Redemption of treasury stock                                 (58)           ---
 Exercise of options for common stock                          60            ---
                                                       -----------  -------------
    Net cash (used) by financing activities                   (29)          (164)
                                                       -----------  -------------
Net (decrease) increase in cash and cash equivalents         (181)           549
                                                       -----------  -------------

Cash and cash equivalents at beginning of period              923          1,299
                                                       -----------  -------------

Cash and cash equivalents at end of period                 $  742         $1,848
                                                       ===========  =============
Supplemental Disclosures:
- ------------------------
Interest paid                                              $   11         $    4
                                                       ===========  =============

Income taxes paid                                          $   28         $   39
                                                       ===========  =============


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                (000's omitted)

                                  May 31, 1996
                                  ------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of May 31, 1996.

2. The results for the three month periods ended May 31, 1996 and 1995, are not necessarily indicative of results that may be expected for the fiscal year.

3. Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of common stock outstanding and common stock equivalents, which consist of stock options and stock warrants. On a fully-diluted basis, net earnings, weighted average shares outstanding and common stock equivalents are adjusted to assume the conversion of preferred stock from the date of issue. For the three month period ended May 31, 1996, primary and fully-diluted earnings per common share do not include common stock equivalents because they are anti-dilutive.

4. The Company utilizes an asset and liability approach in accounting for income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, consideration is given to all expected future events other than enactments of changes in the tax law or rates.

     The valuation allowance of $776 at February 29, 1996, which represents 30% of the gross deferred tax assets on that date, was $789, or 30% on May 31, 1996. This increase of the valuation allowance increased income tax expense by $13. The tax provision for the three months ended May 31, 1996, includes a current and deferred tax benefit of $4 and $39, respectively..

5. The Company has entered into an agreement for the sale of the Marietta, Georgia, Company Plant which is currently held by BCT Enterprises of Georgia, Inc. Under the terms of the definitive agreement signed on July 8, 1996, the buyers will assume responsibility for the operation of the Plant beginning in late August 1996. The net loss of the Company for the three month period ended May 31, 1996 includes approximately $113 in losses incurred at the Marietta, Georgia, Company Plant.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
- ---------------------

Total revenues increased $777,000, or 20%, for the first quarter ended May 31, 1996, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) royalty revenue ($97,000, or 8%); (ii) paper sales ($392,000 or 19%); and (iii) Company Plant revenues ($407,000 or 125%), which are partially offset by a decrease in franchise sales ($109,000 or 100%).

Cost of goods sold as a percentage of revenues was 51% for the first quarter ended May 31, 1996, as compared to 52% for the corresponding period in fiscal 1996. Although the percentage generally remains stable, it does fluctuate due to periodic changes in the revenue mix.

Selling and administrative expenses represented 52% of gross revenues for the first quarter ended May 31, 1996, and 37% for the corresponding period in fiscal 1996. The primary causes of the increase in selling and administrative expenses as a percentage of revenues were (i) the increased operating expenses associated with the Company Plants (a $463,000 or 155% increase over the prior year's level); (ii) increased provision for doubtful accounts (a $109,000 or 183% increase over the prior year); and (iii) professional fees (a $44,000 or 54% increase over the prior year).

The increased revenues and expenses from Company Plants resulted from the Company's 100% involvement in the operation of 4 Company Plants and a 70% involvement in a fifth Company Plant during the first quarter of fiscal 1997 while only two Company Plants were operated by the Company during the first quarter of fiscal 1996. The Company Plants yielded losses of $232,000 for the first quarter ended May 31, 1996 versus $78,000 during the first quarter of fiscal 1996. First quarter losses generated by the Riverside, California; Newbury Park, California; and Marietta, Georgia, Company Plants, which are Company Plants classified as held for sale, amounted to $196,000. The Marietta, Georgia, Company Plant is currently under agreement to be sold effective late August 1996. The Company is actively marketing the Riverside, California and Newbury Park, California, Company Plants.

The Company incurred a net loss of $91,000 for the three months ended May 31, 1996, as compared to a net income of $304,000 for the corresponding period in fiscal 1996. The fiscal 1997 first quarter net loss reflects an operating loss of $121,000 and a $30,000 income tax benefit.

Liquidity and Capital Resources
- -------------------------------

In December 1994, the Company, through the forced exercise of its Series B preferred stock warrants, received a net capital infusion of $1,938,000. Through May 31, 1996, $1,038,000 of these proceeds have been utilized in efforts to increase revenues. The remainder of the proceeds are being invested in cash equivalents.

During the first quarter of fiscal 1997, the Company utilized working capital as well as investment income to make debt payments totaling $23,000.

During the quarter ended May 31, 1996, the Company made capital expenditures of approximately $115,000, most of which were dedicated to office equipment, computer software, hardware and furniture and fixtures.

The Company plans to improve its working capital and cash positions during fiscal 1997 by focusing its efforts on (i) reducing losses generated by the Company Plants through the sale of certain Plants and improved management of others, (ii); increasing cash collections; and (iii) developing new product lines while containing capital expenditures and keeping inventories at their current levels.

The Company believes that current reserves and internally generated funds will be sufficient to satisfy the Company's working capital and capital expenditure requirements for the foreseeable future; however, there can be no assurance that external financing will not be needed or that, if needed, it will be available on commercially reasonable terms.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BCT INTERNATIONAL, INC.
                                              (Registrant)


Date:         July 12, 1996            William Wilkerson
           --------------------        ----------------------------------
                                       William Wilkerson
                                       Chairman & Chief Executive Officer



Date:        July 12, 1996              Michael R. Hull
           -------------------          --------------------------------
                                        Michael R. Hull
                                        Vice President & Chief Financial Officer