Form 10-Q
period 1996-08-31
BCT INTERNATIONAL INC /
filed 1996-10-15
CIK 351541

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended August 31, 1996

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         Delaware                                     22-2358849
 ---------------------------                    ------------------------
  (State of Incorporation)                          (I.R.S. Employer
                                                 Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                33306
--------------------------------------------------           ----------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (954) 563-1224
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

               Number of shares of common stock outstanding as of
                          October 7, 1996:  5,281,796

                            BCT INTERNATIONAL, INC.

                                     INDEX

                                                                                           PAGE
                                                                                          NUMBER

PART I.   FINANCIAL INFORMATION
          CONDENSED CONSOLIDATED BALANCE SHEETS-
          August 31, 1996 and February 29, 1996 .........................................     2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
          for the six months ended August 31, 1996 and August 31, 1995 and
          the three months ended August 31, 1996 and August 31, 1995......................    3

          COMPUTATION OF EARNINGS (LOSS) PER SHARE - for the six months ended August 31, 1996 and August 31, 1995 and the three months
          ended August 31, 1996 and August 31, 1995.......................................    4

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
          IN STOCKHOLDERS' EQUITY - for the six months ended
          August 31, 1996.................................................................    5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
          for the six months ended August 31, 1996 and August 31, 1995....................    6

          Notes to Condensed Consolidated Financial Statements............................    7

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................................  8-9

PART II.  OTHER INFORMATION AND SIGNATURES

          Signatures......................................................................   10


                        PART I.    FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (000's omitted)

ASSETS                                                                       August 31, 1996   February 29, 1996
------                                                                       ---------------   -----------------
Current assets:
 Cash and cash equivalent                                                           $    915            $    923
 Short-term investments                                                                  ---                  50
 Accounts and notes receivable, net of allowance for
  doubtful accounts of $729 ($408 in fiscal 1996)                                      2,185               2,023
 Receivables from employees                                                                2                   5
 Inventory, net of reserve of $180 ($105 in fiscal 1996)                               2,379               2,201
 Assets held for sale, net                                                               ---                 281
 Prepaid expenses and other current assets                                               132                  58
 Net deferred tax asset                                                                  303                 211
                                                                                    --------            --------
   Total current assets                                                                5,916               5,752

Accounts and notes receivable, net of allowance
 for doubtful accounts of $580 ($505 in fiscal 1996)                                   2,126               1,597
Property and equipment, less allowance for depreciation
 and amortization of $601 ($500 in fiscal 1996)                                        1,041               1,014
Net deferred tax asset                                                                 1,563               1,604
Deposits and other assets                                                                 94                 118
Trademark, net of accumulated amortization of $31 ($29 in 1996)                          162                 165
Intangible assets, net of accumulated amortization of $348 ($283 in 1996)                459                 488
                                                                                    --------            --------
                                                                                    $ 11,361            $ 10,738
                                                                                    ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                                   $  1,312            $    687
 Notes payable                                                                           101                  64
 Accrued liabilities                                                                     281                 181
 Deferred revenue                                                                        316                 187
                                                                                    --------            --------
   Total current liabilities                                                           2,010               1,119

Notes payable                                                                            235                   5
                                                                                    --------            --------
   Total liabilities                                                                   2,245               1,124
                                                                                    --------            --------

Minority stockholder interest                                                            (28)                (20)
                                                                                    --------            --------

Preferred stock, Series A, 12% cumulative, $1 par value,
 mandatorily redeemable, 810 shares authorized, 260 shares
 issued and outstanding                                                                  260                 260
                                                                                    --------            --------

Stockholders' equity:
 Common stock, $.04 par value, 25,000 shares authorized,
  5,271 shares issued and outstanding (5,164 shares in fiscal 1996)                      210                 207
 Paid in capital                                                                      11,779              11,659
 Accumulated deficit                                                                  (2,546)             (1,991)
                                                                                    --------            --------
                                                                                       9,443               9,875
Less: Treasury Stock, at cost, 251 shares (226 shares in fiscal 1996)                   (559)               (501)
                                                                                    --------            --------
Total stockholders' equity                                                             8,884               9,374
                                                                                    --------            --------
                                                                                    $ 11,361            $ 10,738
                                                                                    ========            ========

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (000's omitted, except per share amounts)

                                         Six Months Ended        Three Months Ended
                                             August 31                August 31
                                          1996        1995        1996        1995
                                      ----------  ----------  ----------  -----------

Gross revenues                            $9,146      $8,500      $4,386       $4,542
Cost of sales                              4,810       4,420       2,403        2,382
                                          ------      ------      ------       ------
                                           4,336       4,080       1,983        2,160

Selling and administrative expense         5,014       3,368       2,540        1,859
                                          ------      ------      ------       ------

Income (loss) before income taxes           (678)        712        (557)         301

Income tax (benefit) expense                (138)        176        (108)          70
                                          ------      ------      ------       ------

Net (loss) income                        $  (540)     $  536      $ (449)      $  231
                                         =======      ======      ======       ======


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                    COMPUTATION OF EARNINGS (LOSS) PER SHARE
                                  (UNAUDITED)
                 (000's omitted, except for per share amounts)

                                Six Months Ended       Three Months Ended
                                    August 31               August 31
                                1996        1995        1996        1995
                              ---------  ----------  ----------  ----------

Primary:
Average number of
 shares outstanding              4,973        4,569      4,983        4,569
Common stock equivalents           ---          935        ---        1,668
                                ------       ------     ------       ------
   Totals                        4,973        5,504      4,983        6,237
                                ======       ======     ------       ======

Fully diluted:
Average number of
 shares outstanding              4,973        4,569      4,983        4,569
Common stock equivalents
 and dilutive securities           ---        1,445        ---        1,481
                                ======       ------     ------       ------
   Totals                        4,973        6,014      4,983        6,050
                                ======       ======     ======       ======

Earnings (loss) per common
--------------------------
share:
------
Net (loss) income:
Primary                         $ (.09)      $  .07     $ (.07)      $  .02
                                ======       ======     ======       ======
Fully diluted                   $ (.09)      $  .07     $ (.07)      $  .02
                                ======       ======     ======       ======


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED AUGUST 31, 1996
                                  (UNAUDITED)
                                 000's omitted
                                 -------------


                                        Common Stock
                                    ---------------------                              Less:
                                    Number of      Par       Paid In   Accumulated   Treasury
                                     Shares       Value      Capital     Deficit       Stock     Total
                                    -------------------------------------------------------------------

Balance February 29, 1996              5,164       $207     $11,659    $( 1,991)    $  (501)    $9,374

Exercise of options                      107          3         105         ---         ---        108

Issuance of warrants                     ---        ---          19         ---         ---         19

Purchase of common stock
   held by employee                      ---        ---         ---         ---         (58)       (58)

Registration costs                       ---        ---          (4)        ---         ---         (4)

Net loss                                 ---        ---         ---        (540)        ---       (540)

Dividend declared on convertible
preferred stock                          ---        ---         ---         (15)        ---        (15)
                                    --------   --------    --------    --------    --------     ------

Balance August 31, 1996                5,271       $210     $11,779    $  2,546   $    (559)    $8,884
                                    ========   ========    ========    ========   =========     ======


           See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)

                                                             Six months ended
                                                               August 31
                                                           1996         1995
                                                        ----------  ----------
Cash flows from operating activities:
 Net (loss) income                                        $  (540)    $    536
                                                          -------     --------
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Income tax benefit                                        (160)        (144)
   Income tax expense                                          22          320
   Depreciation and amortization                              233          145
   Cost assigned to warrants issued                            19           19
   Provision for doubtful accounts                            396          ---
   (Increase) in accounts and notes receivable               (688)      (1,139)
   (Increase) in inventory                                   (178)        (312)
   Decrease in assets held for sale                           232           50
   (Increase) in prepaid expenses and other assets            (74)         (91)
   Decrease (increase) in deposits and other assets            24           (7)
   Increase (decrease) in accounts payable and
    accrued liabilities                                       725         (879)
   Increase in deferred revene                                129          ---
                                                          -------     --------
   Total adjustments                                          680         (266)
                                                          -------     --------
   Net cash provided by operating activities                  140          270
                                                          -------     --------

Cash flows from investing activities:
 Increase (decrease) in short-term investments                 50         (400)
 Capital expenditures                                        (178)        (292)
                                                          -------     --------
   Net cash (used) by investing activities                   (128)        (692)
                                                          -------     --------

Cash flows from financing activities:
 Dividend payments on preferred stock                         (16)         (48)
 Principal payments on notes payable                          (53)        (149)
 Exercise of options for common stock                          49          ---
                                                          -------     --------
   Net cash (used) by financing activities                    (20)        (197)
                                                          -------     --------
   Net (decrease) in cash and cash equivalents                 (8)        (619)
                                                          -------     --------

 Cash and cash equivalents at beginning of period             923        1,299
                                                          -------     --------
 Cash and cash equivalents at end of period               $   915     $    680
                                                          =======     ========

Interest paid                                             $    21     $      6
                                                          =======     ========

Income taxes paid                                         $    28     $     12
                                                          =======     ========

Noncash Activities:
------------------

During the second quarter ended August 31, 1996, the Company negotiated a $138 reduction of a note payable, which originated in fiscal 1996 in connection with the acquisition of a Company Plant. The agreement resulted in a corresponding reduction to Goodwill.

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                (000's omitted)

                                August 31, 1996
                                ---------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of August 31, 1996.

2. The results for the six month and three month periods ended August 31, 1996 and 1995, are not necessarily indicative of results that may be expected for the fiscal year.

3. Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents, which consist of stock options and warrants. On a fully-diluted basis, net earnings, weighted average shares outstanding and common stock equivalents are adjusted to assume the conversion of preferred stock from the date of issue. For the six and three month periods ended August 31, 1996, primary and fully-diluted earnings per common share do not include common stock equivalents because they are anti-dilutive.

4. The Company utilizes an asset and liability approach in accounting for income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, consideration is given to all expected future events other than enactment's of changes in the tax law or rates.

     The valuation allowance of $776 at February 29, 1996, which represents 30% of the gross deferred tax assets on that date, was $798, or 30% on August 31, 1996. This change of the valuation allowance reduced the income tax benefit by $22. The tax provision for the six and three months ended August 31, 1996, includes a current and deferred tax benefit of $101 and $59, and $96 and $20, respectively.

5. Effective August 25, 1996, the Company through its wholly-owned subsidiary, BCT Enterprises of Georgia, Inc., sold its Company owned Plant in Marietta, Georgia. The purchase price amounted to $450 and was financed by a note payable to the Company in the amount of $450. The note bears interest at 8% and is subject to the following repayment terms: (1) No payments for the first six months, (2) monthly payments of interest only for the next six months, and (3) regular monthly payments of principal and interest thereafter for nine years. Principal payments are based on fifteen year amortization resulting in a balloon payment of principal at the end of year ten. The accompanying balance sheet as of August 31, 1996, includes deferred revenue amounting to approximately $90 relating to this transaction. No gain was recognized at the time of the sale.

     The net loss of the Company for the three months and six months ended August 31, 1996 includes approximately $102 and $215, respectively, of losses incurred at the Marietta, Georgia, Company Plant.

6. On August 30, 1996, the Company through its wholly-owned subsidiary, BCT Enterprises of Riverside, Inc., entered into an asset purchase agreement whereby it sold the Riverside, California, Company Plant assets and franchise territory, and the Newbury Park, California, Company Plant assets for $338. The agreement grants to the purchaser the right to operate in the Newbury Park territory for 30 months with an option to acquire the Newbury Park, California, franchise territory. In connection with the transaction, the Company holds a note receivable, payable in 120 monthly installments of principal and accrued interest at prime plus 2%. The accompanying balance sheet as of August 31, 1996, includes deferred revenue amounting to $82 relating to this transaction. No gain was recognized at the time of the sale.

     The net loss of the Company for the three and six months ended August 31, 1996 includes approximately $119 and $202, respectively, of losses incurred at the Riverside, California and Newbury Park, California, Company Plant locations.

7. Notes payable at August 31, 1996 include amounts relating to notes payable of the Riverside, California and Marietta, Georgia, Company Plants, which were not assumed by the buyers. As of February 29, 1996, these amounts were included in the balance sheet as assets held for sale, net.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


                                August 31, 1996
                                ---------------

Results of Operations
---------------------

Total revenues decreased $156,000, or 3%, for the three months ended August 31, 1996, as compared to the corresponding period in the prior fiscal year. The decrease in revenue is attributable primarily to a decrease in franchise sales ($725,000, or 100%), and increases in (i) sales of paper products ($175,000, or 9%), (ii) print shop sales ($15,000, or 7%), (iii) royalty revenue ($27,000, or 2%) and (iv) Company Plants revenue ($352,000, or 91%).

Total revenues increased $646,000, or 8%, for the six months ended August 31, 1996, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to a decrease in franchise sales of (816,000, or 97%), partially offset by increases in (i) sales of paper products ($568,000, or 14%), (ii) royalty revenue ($125,000, or 5%), (iii) print shop sales ($39,000, or 10%), and (iv) Company Plants revenue ($790,000, or 111%).

Cost of goods sold as a percentage of revenues was 53% and 55%, respectively, for the six and three months ended August 31, 1996, as compared to 52% and 52%, respectively, for the corresponding periods in fiscal 1996. Although the percentage generally remains stable, it does fluctuate due to periodic changes in the revenue mix.

Selling and administrative expenses represented 55% and 58% of gross revenues for the six and three months ended August 31, 1996, respectively, and 40% and 41% for the corresponding periods in fiscal 1996. Selling and administrative expenses increased as a percentage of revenues for the current fiscal year due primarily to the increased expenses associated with the Company Plants' operations (a $798,000, or 108% increase over the prior year).

The increased revenues and expenses from Company Plants were due to the operation of five Company Plants for the entire first six months of fiscal 1997 while only four Company Plants were operational for partial periods of time during the first six months of fiscal 1996. Three of the Company Plants, Marietta, Georgia; Riverside, California; and Newbury Park, California, were sold at the end of the current period. Year to date losses for the Company Plants sold amounted to $417,000. The Company Plants yielded operating losses of $516,000 for the first six months of fiscal 1997 versus $322,000 during the comparable period in fiscal 1996.

The Company incurred net losses of $540,000 and $449,000 for the six and three months ended August 31, 1996, respectively, as compared to net income of $536,000 and $231,000 for the corresponding periods in fiscal 1996. The fiscal 1997 net loss for the first six months reflects an operating loss of $678,000 and a $138,000 income tax benefit. Operating income for the first six months of fiscal 1996 was $712,000.

Liquidity and Capital Resources
-------------------------------

In December 1994, as a result of the exercise of most of the Series B preferred stock warrants following the Company's call of those warrants, the Company received a net capital infusion of $1,938,000. Through August 31, 1996, $1,111,000 of these proceeds have been utilized in efforts to increase revenues. The remainder of the proceeds are being invested in cash equivalents.

During the six months ended August 31, 1996, the Company utilized working capital as well as investment income to make debt payments totalling $53,000.

During the six months ended August 31, 1996, the Company made capital expenditures of approximately $178,000, most of which were dedicated to office equipment, computer software and equipment, and furniture and fixtures.

The Company's accounts and notes receivable increased $691,000, or 20%, from February 29, 1996 to August 31, 1996. This increase is primarily attributable to the financing of Company Plant sales as discussed in the notes to the consolidated financial statements.

The Company believes that the August 1996 sales of three Company Plants, discussed in the notes to condensed consolidated financial statements will significantly improve the Company's operating results. The Company intends to intensify its efforts to reduce the losses generated by the two remaining Company Plants (Delray Beach, Florida and Louisville, Kentucky) during the remainder of fiscal 1997. These two Company Plants are not being held for sale at this time.

The Company plans to improve its working capital and cash positions during fiscal 1997 by focusing its efforts on increasing cash collections, reducing Company Plant losses, and developing new product lines, while containing capital expenditures and maintaining inventories at their current levels.

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



                                 BCT INTERNATIONAL, INC.
                                       (Registrant)


Date: October 15, 1996            William Wilkerson
     ------------------------     ----------------------------------
                                  William Wilkerson
                                  Chairman & Chief Executive Officer



Date: October 15, 1996            Michael R. Hull
     ------------------------     ----------------------------------
                                  Michael R. Hull
                                  Vice President & Chief Financial Officer