Form 10-Q
period 1996-11-30
BCT INTERNATIONAL INC /
filed 1997-01-14
CIK 351541

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended November 30, 1996

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
     ---------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         Delaware                                                22-2358849
  -----------------------                                 ----------------------
 (State of Incorporation)                                    (I.R.S. Employer
                                                          Identification Number)


3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                33306
--------------------------------------------------           ----------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (954) 563-1224
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

               Number of shares of common stock outstanding as of
                          January 7, 1996:  5,291,822

                            BCT INTERNATIONAL, INC.


                                     INDEX


                                                                                                     PAGE
                                                                                                    NUMBER
PART I.   FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED BALANCE SHEETS
          November 30, 1996 and February 29, 1996 ...............................................       2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
          for the nine months ended November 30, 1996 and November 30, 1995 and
          the three months ended November 30, 1996 and November 30, 1995  .......................       3

          COMPUTATION OF EARNINGS (LOSS) PER SHARE - for the nine months ended November 30, 1996 and November 30, 1995 and the three months
          ended November 30, 1996 and November 30, 1995..........................................       4

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
          IN STOCKHOLDERS' EQUITY - for the nine months ended
          November 30, 1996 .....................................................................       5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
          for the nine months ended November 30, 1996 and November 30, 1995 ....................        6

          Notes to Condensed Consolidated Financial Statements..................................        7

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations  ...............................................................      8-9

PART II.  OTHER INFORMATION AND SIGNATURES

          Item 1.   Legal Proceedings...........................................................         9

          Signatures ...........................................................................        10


                        PART I.    FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (000's omitted)

ASSETS                                                                    November 30, 1996   February 29, 1996
------                                                                    ------------------  ------------------
Current assets:
 Cash and cash equivalent                                                      $    722             $    923
 Short-term investments                                                             ---                   50
 Accounts and notes receivable, net of allowance for
  doubtful accounts of $774 ($408 in fiscal 1996)                                 2,391                2,023
 Receivables from employees                                                           5                    5
 Inventory, net of reserve of $197 ($105 in fiscal 1996)                          2,422                2,201
 Assets held for sale, net                                                          ---                  281
 Prepaid expenses and other current assets                                          244                   58
 Net deferred tax asset                                                             303                  211
                                                                               --------             --------
   Total current assets                                                           6,087                5,752

Accounts and notes receivable, net of allowance
 for doubtful accounts of $580 ($505 in fiscal 1996)                              2,140                1,597
Property and equipment, less allowance for depreciation
 and amortization of $651 ($500 in fiscal 1996)                                     992                1,014
Net deferred tax asset                                                            1,554                1,604
Deposits and other assets                                                           119                  118
Trademark, net of accumulated amortization of $33 ($29 in fiscal 1996)              161                  165
Intangible assets, net of accumulated amortization of $367 ($283 in
 fiscal 1996)                                                                       440                  488
                                                                               --------             --------
                                                                               $ 11,493             $ 10,738
                                                                               ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                              $  1,458             $    687
 Notes payable                                                                       87                   64
 Accrued liabilities                                                                172                  181
 Deferred revenue                                                                   299                  187
                                                                               --------             --------
   Total current liabilities                                                      2,016                1,119

Notes payable                                                                       224                    5
                                                                               --------             --------
   Total liabilities                                                              2,240                1,124
                                                                               --------             --------

Minority stockholder interest                                                       (31)                 (20)
                                                                               --------             --------

Preferred stock, Series A, 12% cumulative, $1 par value,
 mandatorily redeemable, 810 shares authorized, 260 shares
 issued and outstanding                                                             260                  260
                                                                               --------             --------

Stockholders' equity:
 Common stock, $.04 par value, 25,000 shares authorized,
 5,288 shares issued and outstanding (5,164 shares in fiscal 1996)                  211                  207
 Paid in capital                                                                 11,815               11,659
 Accumulated deficit                                                             (2,443)              (1,991)
                                                                               --------             --------
                                                                                  9,583                9,875
Less: Treasury Stock, at cost, 251 shares (226 shares in fiscal 1996)              (559)                (501)
                                                                               --------             --------
Total stockholders' equity                                                        9,024                9,374
                                                                               --------             --------
                                                                               $ 11,493             $ 10,738
                                                                               ========             ========


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (000's omitted)


                                         Nine Months Ended        Three Months Ended
                                             November 30             November 30
                                          1996      1995            1996      1995
                                        --------  --------         -------  -------
Gross revenues                          $13,628    $12,502          $4,482   $4,002
Cost of sales                             7,182      6,491           2,372    2,071
                                        -------    -------          ------   ------
                                          6,446      6,011           2,110    1,931

Selling and administrative expense        7,003      5,269           1,989    1,890
                                        -------    -------          ------   ------
Income (loss) before income taxes          (557)       742             121       41

Income tax (benefit) expense               (126)       191              12       25
                                        -------    -------          ------   ------
Net (loss) income                       $  (431)   $   551          $  109   $   16
                                        =======    =======          ======   ======


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                    COMPUTATION OF EARNINGS (LOSS) PER SHARE
                                  (UNAUDITED)
                 (000's omitted, except for per share amounts)



                                                Nine Months Ended                 Three Months Ended
                                                  November 30                         November 30
                                              1996            1995                 1996          1995
                                           ----------      ---------             --------      --------
Primary:
 Average number of shares
   outstanding                               4,992           4,652                5,028          4,817
 Common stock equivalents                      ---             881                1,686            880
                                           ----------      ---------             --------      --------
  Totals                                     4,992           5,533                6,714          5,697
                                           ==========      =========             ========      ========
Fully diluted:
Average number of
  shares outstanding                         4,992           4,652                5,028          4,817
Common stock equivalents
  and dilutive securities                      ---           1,344                1,861          1,359
                                           ----------      ---------             --------      --------
 Totals                                      4,992           5,996                6,889          6,176
                                           ==========      =========             ========      ========
Earnings per common share:
--------------------------
Net Income:
 Primary                                   $  (.07)         $  .07               $  .02         $ .003
                                           ----------      ---------             --------      --------
 Fully diluted                             $  (.07)         $  .07               $  .02         $ .003
                                           ==========      =========             ========      ========


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED NOVEMBER 30, 1996
                                  (UNAUDITED)
                                 000's omitted
                                 -------------



                                         Common Stock
                                    -----------------------                          Less:
                                    Number of      Par       Paid In  Accumulated   Treasury
                                     Shares       Value      Capital    Deficit       Stock     Total
                                    ---------  ----------   --------  -----------  ---------  ---------
Balance February 29, 1996             5,164       $207       $11,659   $(1,991)      (501)      $9,374

Exercise of options                     124          4           132       ---        ---          136

Issuance of warrants                    ---        ---            28       ---        ---           28

Purchase of common stock
   held by employee                     ---        ---           ---       ---        (58)         (58)

Registration costs                      ---        ---            (4)      ---        ---           (4)

Net loss                                ---        ---           ---      (431)       ---         (431)

Dividend declared on convertible
preferred stock                         ---        ---           ---       (21)       ---          (21)
                                    ---------  ----------   --------  ----------  ----------   ---------
Balance August 31, 1996               5,288       $211       $11,815   $(2,443)    $ (559)      $9,024
                                    =========  ==========   ========  ==========  ==========   =========


           See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)

                                                                                Nine months ended
                                                                                   November 30
                                                                                1996           1995
                                                                           -------------  --------------
Cash flows from operating activities:
 Net (loss) income                                                             $(431)         $  551
                                                                           -------------  --------------
 Adjustments to reconcile net (loss) income to net cash
  provided (used) by operating activities:
   Income tax benefit                                                           (143)           (151)
   Income tax expense                                                             17             342
   Depreciation and amortization                                                 302             245
   Cost assigned to warrants issued                                               28              28
   Provision for doubtful accounts                                               491             ---
   Minority interest                                                             (11)            ---
   (Increase) in accounts and notes receivable                                  (911)           (894)
   (Increase) in inventory                                                      (221)           (248)
   (Increase) decrease in assets held for sale                                   151            (209)
   (Increase) in prepaid expenses and other assets                              (186)            (55)
   (Increase) in deposits and other assets                                        (1)            (45)
   Increase in accounts payable and accrued liabilities                          762             661
   Increase in deferred revenue                                                  112             ---
                                                                           -------------  --------------
   Total adjustments                                                             390            (326)
                                                                           -------------  --------------
   Net cash (used) provided by operating  activities                             (41)            225
                                                                           -------------  --------------
Cash flows from investing activities:
 Decrease in short-term investment                                                50             381
 Capital expenditures                                                           (185)           (467)
 Acquisition of franchisee plant                                                 ---            (276)
                                                                           -------------  --------------
   Net cash (used) by investing activities                                      (135)           (362)
                                                                           -------------  --------------
Cash flows from financing activities:
 Dividend payments on preferred stock                                            (21)            (62)
 Principal payments on notes payable                                             (80)           (160)
 Exercise of options for common stock                                             76             ---
 Expenses associated with registration of securities                             ---             (50)
                                                                           -------------  --------------
   Net cash (used) by financing activities                                       (25)           (272)
 Net (decrease) in cash and cash equivalents                                    (201)           (409)

 Cash and cash equivalents at beginning of period                                923           1,299
                                                                           -------------  --------------
 Cash and cash equivalents at end of period                                    $ 722           $  890
                                                                           =============  ==============
Supplemental Disclosure:
Interest paid                                                                  $  35           $    7
                                                                           =============  ==============
Income taxes paid                                                              $  34          $   55
                                                                           =============  ==============

Non-cash activities
-------------------

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

                            BCT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                (000's omitted)

                               November 30, 1996
                               -----------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of November 30, 1996.

2. The results for the three month and nine month periods ended November 30, 1996 and 1995, are not necessarily indicative of results that may be expected for the fiscal year.

3. Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents, which consist of stock options and warrants. On a fully-diluted basis, net earnings, weighted average shares outstanding and common stock equivalents are adjusted to assume the conversion of preferred stock from the date of issue. For the nine month period ended November 30, 1996, primary and fully-diluted earnings per common share do not include common stock equivalents because they are anti-dilutive.

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

     The valuation allowance of $776 at February 29, 1996, which represents 30% of the gross deferred tax assets on that date, was $796, or 30% on November 30, 1996. This change of the valuation allowance reduced the income tax benefit by $20. The tax provision for the nine months ended November 30, 1996, includes a current and deferred tax benefit of $83 and $60, respectively. The tax provision for the three months ended November 30, 1996 includes a current tax expense and deferred tax benefit of $17 and $1, respectively.

5. Selling and administrative expense includes an accrual for freight charges, which were advanced to a freight invoice audit and consolidation firm for payment to the freight companies. The freight invoice audit and consolidation firm filed for protection under Chapter 7 of the Bankruptcy Code prior to remitting the funds to the freight companies. The Company has accrued $130,000 for freight bills which should have been but were not paid by the freight invoice audit and consolidation firm.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


                               November 30, 1996
                               -----------------

Results of Operations
---------------------

Total revenues increased $460,000, or 11%, for the three months ended November 30, 1996, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) sales of paper products ($285,000, or 14%), (ii) print shop sales ($67,000, or 31%), and (iii) royalty revenue ($170,000, or 15%), partially offset by a decrease in Company Plant sales ($18,000, or 4%).

Total revenues increased $1,126,000, or 9%, for the nine months ended November 30, 1996, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) sales of paper products ($852,000, or 14%), (ii) royalty revenue ($295,000, or 9%), (iii) print shop sales ($105,000, or 6%), and (iv) Company Plants sales ($771,000, or 64%), partially offet by a decrease in franchise sales of (809,000, or 92%).

Cost of goods sold as a percentage of revenues was 53% and 53%, respectively, for the nine and three months ended November 30, 1996, as compared to 52% and 52%, respectively, for the corresponding periods in fiscal 1996. Although the percentage generally remains stable, it does fluctuate due to periodic changes in the revenue mix.

Selling and administrative expenses represented 51% and 44% of gross revenues for the nine and three months ended November 30, 1996, respectively, and 42% and 47% for the corresponding periods in fiscal 1996. Selling and administrative expenses increased as a percentage of revenues for the current fiscal year due primarily to (i) increased expenses associated with the Company Plants' operations (a $591,000, or 42% increase over the prior year), and (ii) a $130,000 provision for freight charges discussed in Note 5.

The Company Plants yielded operating losses of $725,000 for the first nine months of fiscal 1997 versus $645,000 during the comparable period in fiscal 1996. These losses were higher in fiscal 1997 because a higher weighted average number of Company Plants were operated by the Company in fiscal 1997 as compared to fiscal 1996. Three of the five Company Plants were sold in August 1996.

The Company incurred net losses of $431,000 for the nine months ended November 30, 1996, and earned $109,000 for the three months ended November 30, 1996, as compared to net income of $551,000 and $16,000 for the corresponding periods in fiscal 1996. The net loss for the first nine months of fiscal 1997 reflects an operating loss of $557,000. Operating income for the first nine months of fiscal 1996 was $742,000.

Liquidity and Capital Resources
-------------------------------

In December 1994, as a result of the exercise of most of the Series B preferred stock warrants following the Company's call of those warrants, the Company received a net capital infusion of $1,938,000. Through November 30, 1996, $1,505,000 of these proceeds have been utilized in efforts to increase revenues. The remainder of the proceeds are being invested in cash equivalents.

During the nine months ended November 30, 1996, the Company utilized working capital as well as investment income to make debt payments totalling $80,000.

During the nine months ended November 30, 1996, the Company made capital expenditures of approximately $185,000, most of which were dedicated to office equipment, computer software and equipment, and furniture and fixtures.

The Company's accounts and notes receivable increased $911,000, or 25%, from February 29, 1996 to November 30, 1996. This increase is primarily attributable to the financing of Company Plant sales.

The Company plans to improve its working capital and cash positions during the remainder of fiscal 1997 and fiscal 1998 by focusing its efforts on increasing cash collections, reducing losses at the two remaining Company Plants, and developing new product lines, while containing capital expenditures and maintaining inventories at their current levels.

The Company believes that internally generated funds will be sufficient to satisfy the Company's working capital and capital expenditure requirements for the foreseeable future; however, there can be no assurance that external financing will not be needed or that, if needed, it will be available on commercially reasonable terms.



                         PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings
-------    -----------------

   Varrieur v. BCT International, Inc.

   In December 1996, the Company and Varrieur entered into a settlement agreement whereby Varrieur dismissed with prejudice its claim against the Company and the Company dismissed with prejudice its claim against Varrieur. The parties exchanged mutual general releases. No payment or other consideration was given as part of the settlement.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BCT INTERNATIONAL, INC.
                                              (Registrant)


Date:   January 14, 1997                  William Wilkerson
        ----------------                  -------------------
                                          William Wilkerson
                                          Chairman & Chief Executive Officer



Date:   January 14, 1997                  Michael R. Hull
        ----------------                  -----------------
                                          Michael R. Hull
                                          Vice President & Chief Financial
                                            Officer