Form 10-K
period 1997-02-28
BCT INTERNATIONAL INC /
filed 1997-05-29
CIK 351541

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended February 28, 1997                              Commission file no. 0-10823
      -----------------                              ---------------------------


                            BCT INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                               22-2358849
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

       3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida  33306
       ----------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (954) 563-1224
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

     The aggregate market value of Registrant's voting stock held by non-affiliates of Registrant, at May 16, 1997 was approximately $8,803,000.

     The number of shares outstanding of Registrant's Common Stock, par value $.04 per share, at May 16, 1997 was 5,450,779.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE
                                     ----

This document consists of 51 pages.

The Index to exhibits appears on page 21.

Item 1.  Business
-------  --------

     (a)  General
          -------

     BCT International, Inc. (the "Company") is a holding company with one direct wholly-owned subsidiary: Business Cards Tomorrow, Inc., a Florida corporation ("BCT"). BCT operates the Business Cards Tomorrow franchise system,
the world's largest wholesale franchise printing chain.   Since its founding in
1975, the system has grown to include 98 "Business Cards Tomorrow Franchises" (the "Franchises") specializing in thermography products for resale by retail printing providers in 38 states and Canada. Two of the Franchises -- located in Delray Beach, Florida and Boston, Massachusetts, are owned by BCT through wholly-owned subsidiaries. Another subsidiary of BCT owns 70% of the Louisville, Kentucky, Franchise and the remaining 30% is owned by third parties.

     BCT's operations also include the Pelican Paper Products Division ("PPP") which supplies paper products, press supplies and press parts to the BCT Franchises. The Company operates in a single industry segment: the franchising, ownership and operation of and sale of paper products to the BCT Franchises.


     (b)  Narrative description of the business
          -------------------------------------

Business Cards Tomorrow, Inc.
-----------------------------
                                    General
                                    -------

     The Franchises typically operate through the placement of business card, stationery, rubber stamp and labels catalogs with commercial and retail "quick" printers, office superstores, forms brokers, office supply companies and stationers in the Franchises' trade areas (collectively, "Dealers"). These catalogs are utilized by the Dealers to secure orders from their customers for thermographed printed products and other printed matter. Such orders are normally picked up daily by the Franchises' route drivers, who also deliver products previously ordered. The Franchises specialize in the "fast turnaround" of their products, delivering many items, such as business cards, in one business day, with most products being delivered within two days of the date of order. While most Franchises receive at least some orders by mail, fax and electronic communication, this normally does not constitute a major portion of a Franchise's business.

     Thermography is a specialized printing process that gives a raised printing effect similar to engraving and requires specialized equipment and operating techniques. Most commercial and "quick" printers and office superstores and other Dealers choose not to invest in this specialized equipment, preferring to subcontract this type of work to wholesale "trade" printing companies such as Business Cards Tomorrow Franchises that specialize in thermography.

     BCT supplies business card, stationery, rubber stamp and label catalogs to its Franchises and also sells them the paper products featured in the catalogs through PPP.

     PPP is a supplier of paper products for the BCT Franchises. PPP purchases raw paper directly from paper mills and paper brokers and utilizes the services of converters to convert the raw material to finished paper products. In November 1995, PPP purchased conversion equipment and began to perform certain conversion functions "in house". PPP utilizes three public storage facilities located strategically throughout the United States to house and ship out paper products to the Franchises.

     BCT markets its franchise operations to potential franchisees through major business newspapers as well as printing trade publications. The development of a specific market is determined by a number of different criteria, including resources available, customer base and operating efficiencies. In order for BCT to penetrate franchise markets, it has assembled an experienced staff, certain members of which have expertise in franchise development. BCT has developed the BCT network primarily through the sale of franchises to third parties. BCT indirectly owns and operates three Franchises described in Item 1(a) above (the "Company Franchises "). BCT Franchises are located throughout the Continental U.S., Hawaii and Canada. As demographics change and develop, the potential for new markets may expand.

     During the second quarter of fiscal 1996, BCT began offering for sale to existing franchisees additional exclusive territories, known as "Satellites", which do not require the opening of a Franchise. The franchisee purchasing a Satellite is required to open a sales office in the territory and send all work orders to the franchisee's Franchise located in a neighboring territory. Once the satellite's territory develops demographically to support approximately 500 Dealers, BCT has the right to require the franchisee to open a production plant in the territory. BCT is offering the Satellites at a price of $35,000 each.

     Additionally, BCT may from time to time sell to existing franchisees additional territories which are not expected to support a production plant, (each a "Territory"). The price of a Territory is currently set at $35,000.

     BCT derives revenues from six principal sources: (i) royalties, which are based on a percentage of sales from the BCT Franchises; (ii) franchise fees from newly franchised Franchises and resale fees from the resale of operating Franchises; (iii) sales of paper products to franchisees; (iv) catalog and miscellaneous equipment and parts sales classified as printing sales; (v) gross revenue from the Company Franchises; and (vi) sales of additional Territories and Satellites to existing franchisees.

     As of May 1, 1997, 98 BCT Franchises are in operation in 38 states and Canada. The current number of Franchises compares with 100 and 98 Franchises in operation on May 1, 1996 and 1995, respectively. Total BCT system sales reached approximately $91,000,000 for the year ended December 31, 1996, an average of $919,000 per Franchise, compared to total and average sales of $84,000,000 and $853,000 for fiscal 1996 and $80,000,000 and $824,000 for fiscal 1995, respectively.

     BCT receives either a 5% or 6% royalty fee based on gross BCT Franchisee sales for original 15 - 25 year contracts. The royalty fee is dependent on the initial franchise agreement date. Generally, agreements dated through mid-1986 carry 5% royalties. Thereafter, the 6% royalty applies. Certain franchise agreements are up for renewal. The Company has developed a renewal royalty scale for these Franchises. See "Franchises" below for a detailed description. For fiscal years ended 1997, 1996 and 1995, continuing franchise royalties comprised approximately 27%, 27% and 34% of total revenue, respectively. Pelican Paper Products sales to the franchisees for fiscal years ended 1997, 1996 and 1995 were approximately 53%, 47% and 52% of total revenue, respectively.

                                 Raw Materials
                                 -------------

     The primary raw materials of the BCT Franchises are paper products which are readily available from numerous industry suppliers. It is common practice within the paper industry to place minimum order levels when ordering specific materials. In addition, the need to maintain a complete stock of raw materials for all items listed in BCT's catalogs requires significant continuing inventory investment. Consequently, PPP frequently carries higher levels of inventory than what is required according to PPP's customer demands. While BCT, through PPP, sells paper products to its Franchises and the Company Franchises, the Franchises are under no obligation to purchase these products from BCT and all such products are available from other suppliers.

     The paper industry does suffer periodic shortages of specific paper products as well as price fluctuations caused by supply and demand changes, but these shortages and price fluctuations typically affect all similar types of printers in an industry such as "trade" thermographers and can generally be mitigated through the use of alternate supply sources in the industry and substitution with similar products. Any increases in the cost of paper from the mills is generally passed on to the Franchises. It is not considered by BCT as very likely that any of its Franchises would be out of operation for any significant period of time due to an unavailability of raw materials resulting from major supply or price changes in the paper industry.

                                   Franchises
                                   ----------

     BCT's franchise agreements with individual Franchises are typically for a 15-to-25 year period and are renewable for additional 10-year periods. The right to renew is contingent upon the Franchise not being in default under any material term of the franchise agreement. BCT may terminate a franchise agreement under certain circumstances where the franchisee is in material default under the franchise agreement and has not cured such default(s) after notice from BCT. BCT's existing franchise agreements with individual Franchises have an average remaining term of approximately 18 years.

     Franchise agreements for 5 Franchises come up for renewal in fiscal 1998, and in the subsequent 10 years, ten Franchises come up for renewal. As of May
1, 1997, one of these Franchises has renewed their franchise agreement for a 10-year term. In fiscal 1995, management established a program to induce early renewal of its franchise agreements. The Company began negotiating with each renewal candidate as to the terms of its renewed franchise agreement. The renewal royalty scale that the Company initiated is as follows:

      Gross Sales For      Royalty
      Each Quarter         Percentage
      ---------------      ----------
           $0 to $375,000    5.0 %
     $375,001 to $500,000    4.5 %
     $500,001 to $750,000    4.0 %
     $750,001 or more        3.5 %

     The renewal royalty scale is based on total sales, not incremental sales. For example, if a Franchise increases quarterly sales from $350,000 to $380,000, its aggregate royalty will decrease from $17,500 ($350,000 x .05) to $17,100 ($380,000 x .045). This renewal scale is designed to provide a strong incentive for growth of Franchise revenues beyond the $1.5 million annual level. For the calendar year ended December 31, 1996, average Franchise sales were $919,000.
It is not anticipated that this renewal royalty scale will have an adverse effect on the Company's royalty revenues.

     As of May 1, 1997, a new franchisee is required to pay an initial fee of $82,500, which consists of a $35,000 franchise fee and a $47,500 opening package fee, and an ongoing royalty of 6% of the gross sales of the Franchise. Additionally, a new franchisee must obtain an initial equipment and furnishings package at a cost of approximately $215,000. This package may be purchased from BCT or from other sources as long as it meets the standards of performance established by BCT. Each franchisee is typically expected to obtain his own financing, but BCT may aid the franchisee in obtaining such financing.

     Each new BCT franchisee is required to attend a two week training session at BCT's National Training Center in Fort Lauderdale, Florida. This training consists of equipment orientation and business management, marketing and sales techniques required to operate a successful Franchise. Upon completion of the initial training, BCT furnishes a qualified field representative for a period of ten days to instruct the franchisee in the operation of his Franchise, advise in the hiring of personnel and assist in the establishment of standard operating procedures.

     BCT also provides ongoing support to its franchisees through periodic regional seminars, annual conventions, and visits from Company management and field representatives. Operational visits at its Franchise plants are scheduled on a priority basis depending on the relative needs of the franchisees. An operational visit consists of an overview of the Franchise's production, sales and marketing efforts and financial performance.

     To expedite the sale of franchise markets available for sale, BCT has developed its Guaranteed Sales Program ("GSP"). The GSP program is designed to convey BCT's confidence in the profitability and soundness of owning a BCT Franchise. Within the first six months after opening the Franchise, a dissatisfied franchisee may notify BCT of its intent to sell the Franchise's assets back to BCT. The franchisee must pay all of its outstanding obligations to third parties, exclusive of the leases on equipment and the premises, and pay all monies owed to BCT for royalties, PPP paper and miscellaneous items. BCT will acquire the equipment under lease, all inventory, all accounts receivable and all customer files, books, records, and other documents pertaining to all transactions. In the asset purchase transaction, BCT will pay the fair market value of the equipment and fixtures, or if leased, assume the lease, and will assume the lease of the Franchise's premises. Revenue from a GSP sale will not be recognized until the six month period lapses and all conditions relating to the sale have been substantially performed.

                              Company Franchises
                              ------------------

     BCT, through its wholly-owned subsidiary BCT Delray, acquired its first Company Franchise in June 1993, in Delray Beach, Florida. In December 1994, BCT acquired another Company Franchise in Honolulu, Hawaii. The Honolulu Franchise was sold in fiscal 1996. During fiscal 1996, BCT, through its wholly-owned subsidiaries, acquired or repossessed four under-performing Franchises in Boston, Massachusetts; Louisville, Kentucky; Newbury Park, California; and Riverside, California; and created through acquisition, the Marietta, Georgia Company Franchise.

and Riverside, California. The Boston Franchise was sold in February 1996; however, due to active continuing involvement by management of BCT, the recognition of this sale was deferred. The Boston Franchise was reacquired by the Company on March 1, 1997. During fiscal 1997, the Company sold the Company Franchises in Marietta, Georgia, and Riverside, California, and sold the right to operate the Newbury Park, California franchise for a 30 month period. The recognition of these sales has been deferred due to continuing active involvement. BCT utilizes its BCT Delray Beach Franchise as its test site for the improvement of the BCT operating system, as well as the testing of new products.

     As of May 1, 1997, BCT has one Company Franchise which it intends to hold for long-term growth: the Delray Beach, Florida Franchise. In addition, as of May 1, 1997, two Company Franchises, the Boston Franchise and the Louisville, Kentucky Franchise, are currently held for sale.

                            Rubber Stamps Tomorrow
                            ----------------------

     In January 1990 BCT determined that "Rubber Stamps Tomorrow" ("RST") was a valuable additional product line for the BCT system. As a result, BCT entered into an agreement with the company that initially developed and test marketed the RST concept to purchase all tradename, trademark, service mark and related rights as they pertain to the Rubber Stamps Tomorrow name. Effective September 1, 1994, BCT incorporated the RST program into the BCT operating system, requiring all Franchises to implement the RST program as part of their franchise. Each participating BCT Franchise is required to pay an ongoing royalty of 5% to 6% of the gross sales of rubber stamp products depending upon the initial franchise agreement date.

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

                           Research and Development
                           ------------------------

     The Company performs ongoing research and development, seeking improvements in the operating procedures and products of its franchises. These activities are primarily done at the Company Franchises and at the Company's corporate
headquarters.   Also, the Company often requests individual franchisees to perform tests of various equipment, materials or techniques in an actual production environment.

     In fiscal 1993, the Company began a new research and development project known as Advanced Management Operating System ("AMOS"). The Company believes that, in order for individual BCT Franchises to expand to a multi-million dollar sales level, a system must be created to provide control over the expanded production, thus resulting in increased profitability. The integral components of the AMOS system are as follows: composition; verification; computer generated grouping; job tracking; integration of accounts receivable and collections; and generation of advanced management reports. The Company utilized the services of experienced computer system design consultants to expedite the completion of the test phase and make AMOS operational. In March 1995, the AMOS test phase was completed, and AMOS is fully operational. The BCT Franchises lease the AMOS software at a nominal monthly rate from the computer system design consultants. To date, the Company has incurred expenses totalling $619,000 for the research and development of AMOS. During fiscal 1997, 1996 and 1995, the Company spent approximately $424,000, $421,000, and $279,000 on research and development, respectively.

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

                                   Employees
                                   ---------

     The Company has 90 employees, all of whom are located at (i) the Company's corporate headquarters in Fort Lauderdale, Florida, and (ii) the Company Franchises in Delray Beach, Florida; Boston, Massachusetts and Louisville, Kentucky.


       Financial Information Relating to Foreign and Domestic Operations
       -----------------------------------------------------------------

                            February 28,   February 29,  February 28,
                                1997           1996          1995
                            ------------   ------------  ------------
Revenue:
 Foreign operations          $   969,000    $   922,000   $   779,000
 Domestic operations         $16,776,000    $16,668,000   $12,794,000

Operating (Loss) Profit:
 Foreign operations          $   (22,000)   $   123,000   $   112,000
 Domestic operations         $  (385,000)   $   823,000   $   919,000

Identifiable Assets:
 Foreign operations          $   356,000    $   312,000   $   251,000
 Domestic operations         $10,873,000    $10,426,000   $ 9,767,000


Item 2.  Properties
-------  ----------

     The Company's corporate headquarters are located at 3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida, and occupy approximately 8,200 square feet. The lease on this facility continues to October 2002 at a monthly rental of approximately $9,000.

     The Company leased approximately 7,600 square feet of space in Fort Lauderdale, at a monthly rental of approximately $5,200, for use as a Company printing and training facility. The lease on this facility expired in February 1997. The Company printing and training facility was incorporated into the Delray Beach, Florida Company Franchise location in January 1997.

     The Delray Beach, Florida, Company Franchise utilizes a 6,000 square foot facility, which is leased for a monthly rental of $3,500. The lease on this facility continues through April 2000.

     The Louisville, Kentucky, Company Franchise utilizes a 5,000 square foot facility, which is leased for a monthly rental of $1,200. The lease on this facility continues through September 1999.

     The Boston, Massachusetts, Company Franchise utilizes a facility, which is leased for a monthly rental of $3,000. The lease on this facility continues through February 2001.

     Management believes that existing facilities are adequate for the foreseeable future.

Item 3.  Legal Proceedings
-------  -----------------

     None

Item 4.  Submission of Matters to a Vote of Securities Holders
-------  -----------------------------------------------------

     No matters were submitted to a vote of securities holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended February 28, 1997.


Item 5.  Market for Registrant's Common Stock and Related Security Holder
-------  ----------------------------------------------------------------
         Matters
         -------

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


Fiscal Quarters                                High    Low
---------------                               ------  ------

1996    First Quarter                          $5.38   $4.62
        Second Quarter                         $6.00   $4.75
        Third Quarter                          $5.62   $4.25
        Fourth Quarter                         $4.62   $3.50

1997    First Quarter                          $4.38   $3.00
        Second Quarter                         $3.62   $2.75
        Third Quarter                          $4.38   $3.12
        Fourth Quarter                         $5.00   $2.50

1998    First Quarter (through May 16, 1997)   $3.00   $2.06

     On May 16, 1997, the closing price per share of common stock, as reported by NASDAQ, was $2.62.

     There is currently no established public trading market for any securities of the Company other than the common stock.

     The approximate number of holders of record of the Company's common stock as of May 16, 1997 was 900.

     During the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995, no cash dividends were declared on the outstanding Common Stock. The Company has no plans to pay any dividends on the common stock.

Item 6.  Selected Financial Data (continued) (000's omitted) (except for per
-------  -------------------------------------------------------------------
         share data)
         -----------


OPERATIONS
 for the fiscal year ended:                  FEB. 28, 1997      FEB. 29, 1996      FEB. 28, 1995     FEB. 28, 1994     FEB. 28,1993
                                             -------------      -------------      -------------     -------------     ------------
REVENUES:
 Royalties and Franchise Fees                   $ 4,852            $ 4,820            $ 4,540           $ 4,004           $3,517
 Paper and Printing Sales                        10,118              9,159              7,585             7,400            6,524
 Company Franchises                               1,920              1,054                760               651              ---
 Company Franchises Held for Sale                   609              1,251                 92               ---              ---
 Sales of Franchises                                 40                870                466               957              573
 Interest and Other Income                          206                436                130               109               78
                                             ----------         ----------         ----------        ----------        ---------
                                                 17,745             17,590             13,573            13,121           10,692
                                             ----------         ----------         ----------        ----------        ---------
EXPENSES:
 Cost of Paper and Printing Sales                 8,823              7,796              6,657             6,376            5,536
 Operating Expenses of
  Company Franchises                              2,224              1,563              1,030               802              ---
 Operating Expenses of Company
  Franchises Held for Sale                        1,038              1,734                 90               ---              ---
 Cost of Franchises Sold                            ---                521                326               691              402
 Selling, General and Administrative              5,551              4,871              4,184             3,854            3,441
 Depreciation and Amortization                      247                170                227               338              239
 Interest and Other                                 287                  9                 28               292              296
 Minority Interest                                  (18)               (20)               ---               ---              ---
                                             ----------         ----------         ----------        ----------        ---------
                                                 18,152             16,644             12,542            12,353            9,914
                                             ----------         ----------         ----------        ----------        ---------
(Loss) income before income taxes                  (407)               946              1,031               768              778
Income tax benefit                                   22                195                124                93              ---
                                             ----------         ----------         ----------        ----------        ---------
(Loss) Income From
 Continuing Operations                             (385)             1,141              1,155               861              778
Extraordinary Item:
 Gain on Early
  Extinguishment of Debt                            ---                ---                ---               ---               53
                                             ----------         ----------         ----------        ----------        ---------

Net (Loss) Income                               $  (385)           $ 1,141            $ 1,155           $   861           $  831
                                             ==========         ==========         ==========        ==========        =========


Item 6.  Selected Financial Data (continued) 000's omitted  (except for per
-------  ------------------------------------------------------------------
         share data)
         -----------


For the fiscal year ended:              FEB. 28, 1997    FEB. 29, 1996   FEB. 28, 1995   FEB. 28, 1994   FEB. 28, 1993
                                        --------------   -------------   -------------   -------------   -------------

Earnings (Loss) per Common Share:
Income (Loss) from Operations
  Primary                                  $  (.08)         $   .19         $   .18          $  .17           $  .27
  Fully Diluted                               (.08)             .19             .18             .10              .19

Extraordinary Item:
  Primary                                      ---              ---             ---             ---              .02
  Fully Diluted                                ---              ---             ---             ---              .01

Net Income (Loss)                          -------          -------         -------          ------           ------
  Primary                                  $  (.08)         $   .19         $   .18          $  .17           $  .29
                                           -------          -------         -------          ------           ------
  Fully Diluted                            $  (.08)         $   .19         $   .18          $  .10           $  .20
                                           -------          -------         -------          ------           ------

Total Assets                               $11,229          $10,738         $10,018          $7,781           $5,743
Long-term Debt                             $   215          $     5         $    48          $  459           $2,073
Preferred Stock                            $    60          $   260         $   810          $1,622           $  765
Net Working Capital                        $ 3,614          $ 4,633         $ 5,542          $1,067           $1,153
Stockholders' Equity (1)                   $ 9,310          $ 9,374         $ 7,759          $2,290           $1,247


(1) During the five fiscal years ended February 28, 1997, no cash dividends have been declared on the common stock outstanding.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Fiscal 1997 Compared to Fiscal 1996
-----------------------------------

  Total revenue for fiscal 1997 increased by $155,000 or 1% over the prior fiscal year. Royalty revenue increased by $32,000 or 1%; paper and printing sales increased by $959,000 or 10%; revenue from Company Franchises increased by $866,000 or 82%; revenue from Company Franchises held for sale decreased by $642,000 or 51%; revenue from the sales of franchises decreased by $830,000 or 95% and interest and other income decreased by $230,000 or 53%. Revenue growth was attributable to the overall revenue growth of the BCT system, increased market penetration by Pelican Paper, and a complete year of revenue from the Company Franchises. Revenue growth was tempered by an increase in the number of franchises participating in the renewal royalty scale and a decrease in revenues from Company Franchises held for sale as current year revenue includes revenue from three Franchises versus five in the prior year. In addition, Franchise sales decreased as a result of the sale of one Franchise in fiscal 1997 versus sales of two Franchises, a Facility, two territories and a Company Franchise in fiscal 1996.

  Cost of goods sold as a percentage of revenue was 50%, 47% and 51%, respectively, for fiscal years ended 1997, 1996 and 1995. Although the percentage generally remains stable, it does fluctuate due to periodic changes in the revenue mix. Selling, general and administrative expenses represented 29%, 25% and 29% of gross revenues in fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, management focused on the sale of Company owned Franchises held for sale and on cost containment as it related to BCT operations.

  In fiscal 1997, significant losses were incurred by both the Company Franchises and the Company Franchises held for sale of $304,000 and $429,000, respectively. Company Franchise and Company Franchises held for sale losses improved from fiscal 1996 due to improved operations at the Delray Beach, Florida and Louisville, Kentucky Company Franchises and through the sales in August 1996 of the Marietta, Georgia, Riverside, California and Newbury Park, California Company Franchises held for sale.

  In addition, the Company discontinued its social stationery program in fiscal 1997. As a result, provision was made for inventory obsolescence; and certain assets related to development of the social catalog were written off. The aggregate charge to fiscal 1997 earnings was $270.

Fiscal 1996 Compared to Fiscal 1995
-----------------------------------

  Total revenue for fiscal 1996 increased by $4,017,000 or 30% over the prior fiscal year. Royalty revenue increased by $280,000 or 6%; paper and printing sales increased by $1,574,000 or 21%; revenue from Company Franchises increased by $294,000 or 39%; revenue from Company Franchises held for sale increased by $1,159,000 or 1,260%; revenue from the sales of franchises increased by $404,000 or 87% and interest and other income increased by $306,000 or 235%. The revenue growth reflects the use of the new business card catalog by 95% of the franchisees and the sales of two franchises, a Facility, two Territories and a Company Franchise. Also, from Company Franchises held for sale, revenue includes revenue from five Franchises in fiscal 1996 versus one in the prior year.

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

  In fiscal 1996, significant losses were incurred by both the Company Franchises and the Company Franchises held for sale of $509,000 and $483,000, respectively. The majority of the Company Franchises' losses have been generated by the Delray Beach, Florida, and Newbury Park, California, Franchises. Due to the continuing operating losses and negative cash flow of the Delray Beach Franchise, the goodwill associated with the acquisition of this Franchise was accelerated and fully amortized in the amount of $155,000 during fiscal 1996.

  The Company had net income of $1,141,000 for fiscal 1996, compared to net income of $1,155,000 for fiscal 1995.

Liquidity and Capital Resources
-------------------------------

  In fiscal 1997, operating losses of $429,000 were generated by the Company Franchises held for sale, $202,000 of which was generated by the Marietta, Georgia Franchise. This Franchise was created by the purchase of an existing Thermographer. Initial losses resulted from the need to relocate the facility, as well as rebuild its customer base. Consequently, the Company incurred substantial losses initially. The Marietta, Georgia Franchise was sold in August 1996.

  During fiscal 1997, the Company utilized working capital to make debt payments totalling $98,000.

  For the fiscal year ended February 28, 1997, the Company made capital expenditures of approximately $240,000, most of which were dedicated to office equipment, computer software and equipment, furniture and fixtures, and machinery and equipment for Company Franchises and Company Franchises held for sale.

  The Company intends to improve its working capital and cash positions during fiscal 1998 by focusing its efforts on cost containment, increasing cash collections and developing new product lines while containing capital expenditures and keeping inventories at their current levels.

  The Company believes that internally generated funds will be sufficient to satisfy the Company's working capital and capital expenditure requirements for the foreseeable future; however, there can be no assurance that external financing will not be needed or that, if needed, it will be available on commercially reasonable terms.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

  The financial statements and schedules listed in the accompanying Index to consolidated financial statements and schedules on page F-1 are filed as a part of this report.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None

Item 10. Directors and Executive Officers of the Registrant
-------- -------------------  -----------------------------

                                                                                   Date Elected
Name                        Age         Position                                   Or Appointed
----                        ---         --------                                   ------------

William Wilkerson            55         Chairman of the Board and                 January 1978
                                        Chief Executive Officer

James H. Kaufenberg          55         Chief Operating Officer and President     September 1996

Michael R. Hull              43         Chief Financial Officer, Treasurer        May 1996
                                          and Secretary

Thomas J. Cassady            75         Director                                  April 1988

Alvin Katz                   67         Director                                  October, 1996

Raymond J. Kiernan           72         Director                                  December 1983

Henry A. Johnson             62         Director                                  February 1975

Bill LeVine                  77         Director                                  May 1992

  William Wilkerson has been Chairman of the Board and a Director of the Company since January 1986. In May 1988, he accepted the additional responsibility of Chief Executive Officer. He was President and Chief Executive Officer of Business Cards Tomorrow, Inc. (a Florida corporation) from January 1978 to January 1982 and Chairman from January 1982 to January 1986.

  James H. Kaufenberg joined the Company in September 1996 and serves as President and Chief Operating Officer. Previously, he was President and Chief Executive Officer and a Director of Insty-Prints, Inc. since September 1989. Mr. Kaufenberg has an extensive background in general and financial management in the paper, manufacturing and technology industries. From November 1984 to October 1989, he was Chief Financial Officer of CPT Corporation based in Minnesota. From May 1983 to October 1984, he was President and Chief Executive Officer of Daycom Corporation based in Dayton, Ohio. Before that, Mr. Kaufenberg was President and General Manager of Miami Paper Corporation in Dayton, Ohio. Mr. Kaufenberg graduated with distinction from the University of Nebraska in 1969 and earned his CPA in 1970.

  Michael R. Hull joined the Company in May 1996 and became Vice President/Chief Financial Officer and Treasurer beginning May 31, 1996. Mr. Hull is a certified public accountant, a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants and has worked in public accounting since 1985. Prior to joining the Company, Mr. Hull served as an audit senior manager with the accounting firm of Price Waterhouse LLP for three years.

  Thomas J. Cassady became a Director of the Company in April 1988 and has been a Director of Photo Control Corporation, Minneapolis, Minnesota, since February 1978. Mr. Cassady is a veteran of more than 30 years in the financial and securities field, having served as President and Chief Administrative Officer of Merrill, Lynch, Pierce, Fenner and Smith, Inc., until his retirement in 1978.

  Alvin Katz became a Director in October 1996. He has been an adjunct professor of management at Florida Atlantic University in Boca Raton, Florida since 1980. He spent 20 years with United Parcel Service, Inc. from 1957 to 1976 in various staff assignments, including Corporate Director of R&D and Operations Planning. Subsequently, he served as CEO of a privately owned conglomerate in New York City. He is a Director of NASTECH Co., Blimpies International, Inc., AMTECH Systems, Inc., MIKRON Instrument Company, and OZO Diversified Automation, Inc.

  Raymond J. Kiernan has been a Director of the Company since December 1983. He was associated with Merrill Lynch in various capacities from 1951 to 1980, ultimately holding the office of Vice President. He was also on the Board of Directors of Merrill Lynch, Fenner and Smith, its predecessor. During his tenure with Merrill Lynch, Mr. Kiernan was an allied member of the NYSE, a director of the Security Traders Association of New York, and was on the Board of Governors of the National Association of Securities Dealers, chairing the trading marketing and development committees. Mr. Kiernan presently holds directorship on the Boards of Fleet Trust Co. of Florida, and U.S. Plastic Lumber Corporation of Boca Raton, Florida.

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

Compliance with Section 16 (a) of the Exchange Act

  The Company has reviewed the Forms 3 and 4 and amendments thereto furnished to it pursuant to SEC Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year. Based solely on such review, the Company is not aware of any failure to file a required Form by a person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock.

Item 11. Executive Compensation
-------- ----------------------

 (a) Board Compensation Committee Report on Executive Compensation

  The Compensation Committee of the Board of Directors, which is comprised of non-employee directors, has overall responsibility to review and recommend broad-based compensation plans for executive officers of the Company and its BCT subsidiary to the Board of Directors. One of the members of the Compensation Committee, Mr. LeVine, has invested significant sums of money in the Company. (See Item 13. "Certain Relationships and Related Transactions"). Pursuant to recently adopted rules designed to enhance disclosure of companies' policies toward executive compensation, set forth below is a report submitted by Messrs. Kiernan and LeVine in their capacity as the Board's Compensation Committee addressing the Company's compensation policies for fiscal 1997 as they affected Mr. William A. Wilkerson, Chairman of the Board and Chief Executive Officer, and Mr. James H. Kaufenberg, President and Chief Operating Officer of the Company.

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

Relationship of Performance Under Compensation Plans

  Compensation paid Messrs. Wilkerson and Kaufenberg in fiscal 1997, as reflected in the following Tables, consisted of base salary. In addition, as indicated in the Tables, in fiscal 1997 the Compensation Committee awarded stock options to Messrs. Wilkerson and Kaufenberg.

  The Company's executive compensation policies are oriented toward utilization of objective performance criteria. The principal measures of performance that are utilized by the Compensation Committee are targeted versus actual operating
budget and income growth.   Subjective performance criteria are utilized to only
a limited degree.

Annual Bonus Arrangements

  The Company's annual bonuses to its executive officers, as indicated above,
are based on both objective and subjective performance criteria.   Objective
criteria include actual versus target annual operating budget performance and actual versus target annual income growth. Target annual income growth and target annual operating budgets utilized for purposes of evaluating annual bonuses are based on business plans which have been approved by the Board of Directors. Subjective performance criteria encompass evaluation of each officer's initiative and contribution to overall corporate performance, the officer's managerial ability, and the officer's performance in any special projects that the officer may have undertaken. Performance under the subjective criteria was determined at the end of fiscal 1997 after informal discussions with other members of the Board.


Mr. Wilkerson's Fiscal 1997 Compensation

  During fiscal 1993, the Compensation Committee approved a seven year employment contract for Mr. Wilkerson for fiscal years beginning in fiscal 1994. All of Mr. Wilkerson's fiscal 1997 compensation was paid pursuant to this contract. The agreement calls for minimum annual remaining salary amounts during the employment term as follows:

                   Year Ending February 28/29         Amount
                   --------------------------        --------
                              1998                   $300,000
                              1999                   $300,000
                              2000                   $300,000

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

  The performance considerations utilized by the Compensation Committee in determining the terms of Mr. Wilkerson's employment contract were as follows:

*  His hiring of a new and successful management team.
*  His ability to lead the Company to substantial and increasing profitability.
* His implementation of a new franchisee credit and collection policy achieving maximum collectibility.
* His development of new and positive investment banking and market maker relationships.
*  His success in maintaining the Company's NASDAQ listing under difficult
   circumstances through conversion of   subordinated debentures, a preferred
   stock offering and increased profitability.
* The Company's overall performance in fiscal 1993 yielding substantial revenue and income growth and substantially surpassing goals set forth in the targeted operating budget.

  Mr. Wilkerson's fiscal 1997 and 1998 salary was kept at $300,000 which is the minimum level prescribed for those years in his employment contract.

  During fiscal 1997, the Committee approved the terms of Mr. Kaufenberg's employment. Under the terms of his employment, if Mr. Kaufenberg is terminated for any reason, he is entitled to receive six months of severance pay.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE COMPANY'S BOARD OF DIRECTORS:

       RAYMOND J. KIERNAN        BILL LEVINE



  (C)  Compensation Tables

  The following tables set forth the compensation received for services in all capacities to the Company during its fiscal years ended February 28, 1997, and February 29, 1996, and February 28, 1995, by the executive officers of the Company as to whom the total salary and bonus in the most recent year exceeded $100,000.

                            BCT INTERNATIONAL, INC.
                            -----------------------
                          SUMMARY COMPENSATION TABLE
                          --------------------------
                       FISCAL YEARS 1997, 1996 AND 1995
                       --------------------------------
                                 000'S OMITTED
                                 -------------


                                                                                                                 LONG-TERM
ANNUAL COMPENSATION                                                                                              COMPENSATION AWARDS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       FORM OF PAYMENT
                                                         FISCAL                        ---------------
NAME                    POSITION                         YEAR     SALARY     BONUS     CASH     SHARES                OPTIONS
--------------          ---------------------------      ------   ------     -----     -----    ------                -------

W.A. Wilkerson          Chairman of the Board and         1997     $312 (1)   $ -       $300     ---                    50 (3)
                        Chief Executive Officer           1996     $287 (1)   $ 10      $297     ---                   ---
                                                          1995     $287 (1)   $ 23 (2)  $310     ---                   200

J.H. Kaufenberg         Chief Operating Officer and       1997     $120 (4)   $ 10      $130     ---                   200 (5)
                        President

(1)  Salary for fiscal 1997, 1996 and 1995 includes a $12 car allowance.
(2) Bonus for fiscal 1994 of $25 was determined in July 1993, of which $2 was paid in fiscal 1994 and the remainder was paid in fiscal 1995.
(3)  Options granted in fiscal 1997 all of which immediately vested.
(4)  Includes a $50 non-accountable moving allowance.
(5) Options granted in fiscal 1997, which vest in equal installments over a four year period ending in fiscal 2001.

                            BCT INTERNATIONAL, INC.
                            -----------------------
                   AGGREGATED OPTION EXERCISES AND YEAR-END
                   ----------------------------------------
                         OPTION VALUES FOR FISCAL 1997
                         -----------------------------
                                 000'S OMITTED
                                 -------------





                                                                                             NUMBER OF          VALUE OF
                                                                                            UNEXERCISED       IN-THE-MONEY
                                                                                             OPTIONS AT        OPTIONS AT
                                                              SHARES                         2/28/97 (#)       2/28/97 ($)
                                                            ACQUIRED ON       VALUE         EXERCISABLE/       EXERCISABLE/
NAME                               POSITION                 EXERCISE #       REALIZED      UNEXERCISABLE      UNEXERCISABLE
------------------     --------------------------------     ----------     -----------     -------------     -------------
W.A. Wilkerson         Chairman of the Board and
                       Chief Executive Officer                  ---           $ ---           284 / 0           $58 /$0

J.H. Kaufenberg        Chief Operating Officer and              ---           $ ---           0 / 200           $0 / $26
                       President


                            BCT INTERNATIONAL, INC.
                            -----------------------
                       EXECUTIVE MANAGEMENT COMPENSATION
                       ---------------------------------
                       OPTION GRANTS IN FISCAL YEAR 1997
                       ---------------------------------
                                 000'S OMITTED
                                 -------------




                                                                                                                POTENTIAL
                                                                                                            REALIZABLE VALUE
                                                                                                               AT  ASSUMED
                                                                 % OF TOTAL                                 ANNUAL RATES OF
                                                                   OPTIONS                                    STOCK PRICE
                                                      OPTIONS    GRANTED TO    EXERCISE     EXPIRATION       APPRECIATION
NAME                  POSITION                        GRANTED    EMPLOYEES       PRICE         DATE        FOR OPTION TERM
------------------    ----------------------------    -------    ----------    --------     ----------     -----------------
                                                                                                           5% ($) / 10% ($)
W.A. Wilkerson        Chairman of the Board and
                      Chief Executive Officer            50         14%          $3.50        2/10/07        $109 / $279

J.H. Kaufenberg       Chief Operating Officer and       200         56%          $2.87        8/13/01        $158 / $352
                      President

     (d)  Other Compensation Arrangements


     Outside directors of the Company receive director's fees of $750 per month plus $750 for each Board of Directors meeting attended, $500 for each telephonic meeting and $500 for each committee meeting attended.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------- --------------------------------------------------------------

     The following table sets forth as of May 16, 1997, information with respect to the only persons known to the Company to be beneficial owners of more than 5% of the Company's outstanding Common Stock (excluding treasury stock), as well as the beneficial ownership of all directors and officers of the Company individually and all directors and officers as a group. Based on the information available to the Company, except as set forth in the accompanying footnotes, each person has sole investment and voting power with respect to the shares of common stock indicated. At May 16, 1997, 5,450,779 shares of Common Stock were outstanding.


                                                                    PERCENT OF
                                              NUMBER OF SHARES      OUTSTANDING
NAME                                       BENEFICIALLY OWNED (1)  COMMON STOCK
-----------------------------------------  ----------------------  -------------
Certain Beneficial Owners:

Steven N. Bronson                                  635,320 (2)        11.19%
 Barber & Bronson, Inc.
 2101 West Commercial Blvd., Suite 1500
 Fort Lauderdale, Florida  33309

Officers and Directors:

William A. Wilkerson                             1,226,386 (3)        21.39%
Bill LeVine                                        695,032 (4)        12.59%
Henry A. Johnson                                   151,847 (5)         2.76%
Raymond J. Kiernan                                  91,500 (6)         1.65%
Thomas J. Cassady                                   36,250 (7)          .66%
Alvin Katz                                          20,000 (8)          .37%
James H. Kaufenberg                                  2,000              .04%

Officers and Directors
as a group (7 persons)                           2,223,015 (9)        37.12%


(1) This column sets forth shares of Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13D-3 of the Securities and Exchange Commission ("SEC").

(2)  Includes 228,750 shares covered by currently exercisable warrants.

(3) Includes 283,750 shares covered by currently exercisable stock options and warrants.

(4)  Includes 71,250 shares covered by currently exercisable stock options.

(5)  Includes 53,750 shares covered by currently exercisable stock options.

(6)  Includes 90,000 shares covered by currently exercisable stock options.

(7)  Includes 20,000 shares covered by currently exercisable stock options.

(8)  Includes 20,000 shares covered by currently exercisable stock options.

(9) Includes 538,750 shares covered by currently exercisable stock options and warrants.

Item 13. Certain Relationships and Related Transactions
-------- ----------------------------------------------

     In February 1996, a company of which Mr. Wilkerson, the Chairman of the Board, is a 50% shareholder, purchased the Honolulu, Hawaii, Company Franchise for a total purchase price of $400,000 plus accounts receivable and inventory. The purchase price is payable pursuant to a $325,000 promissory note, representing an assumption of the prior franchisee's debt to the Company, and a $108,000 promissory note representing the value of the inventory and accounts receivable acquired. The $325,000 note bears interest at 8% per year and requires equal monthly payments of principal and interest for 10 years based on a 15-year amortization, with a balloon payment due at the end of 10 years. The $108,000 note bears interest at 8% per year and is payable in five years pursuant to equal monthly payments of principal and interest. During 1997, the Company advanced an additional $65,000 to the Hawaii Franchise in exchange for three demand notes bearing interest of 8%. These notes are secured by pledges of substantially all of the assets of the Hawaii Plant, as well as the personal guarantees of the shareholders.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------- ---------------------------------------------------------------

     (a) Financial Statements and Financial Statement Schedules

         (1)   Financial Statements - beginning on page F-1;

               Report of Independent Certified Public Accountants - page F-2

               Consolidated Balance Sheets at February 28, 1997 and February 29, 1996 - page F-3

               Consolidated Statements of Operations for the fiscal years ended February 28, 1997, February 29, 1996, and
               February 28, 1995 - page F-4

               Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995 - pages F-5 through F-7

               Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1997, February 29, 1996, and
               February 28, 1995 - pages F-8 through F-9

               Notes to Consolidated Financial Statements - pages F-10 through F-22

         (2)   Financial Statement Schedules

               For the Years Ended February 28, 1997, February 29, 1996, and February 28, 1995:

               Schedule VIII - Valuation and Qualifying Accounts - page F-23

               Schedule X - Supplementary Income Statement Information page F-24

               All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (b)  Reports of Form 8-K

               The Company did not file any report on Form 8-K during the last quarter of fiscal 1997.

     (c)  Exhibits

          3.1 Certificate of Incorporation of the Company, as amended, as filed with the SEC as Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference.

          3.2  By-Laws of the Company, as amended, as filed with the SEC as
               Exhibit 3.2 to the Company's report on Form 10-K for the fiscal year ended February 28, 1995, are incorporated herein by reference.

          4.1 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, as filed with the SEC as Exhibit 4.1 to the Company's report on Form 10-K for the fiscal year ended February 29, 1995, is incorporated herein by reference.

          4.2 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, as filed with the SEC as Exhibit 4.2 to the Company's report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference.

         10.1 Employment Agreement dated March 1, 1993 between the Company and William A. Wilkerson, as filed with the SEC as Exhibit 10.4 to the Company's report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference.

         10.2 Agreement dated January 1, 1993 between Business Cards Tomorrow, Inc. and Hence/EDP, as filed with the SEC as Exhibit 10.5 to the Company's report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference.

         10.3 Asset Purchase Agreement dated February 23, 1996, between BCT and E.V. Antrim, Rosemary R. Antrim and William A. Wilkerson.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BCT INTERNATIONAL, INC.
                                                (Registrant)


   DATE:  May 29, 1997                By:  William Wilkerson
          ----------------------           ------------------------------
                                           William Wilkerson
                                           Chairman of the Board &
                                           Chief Executive Officer

   DATE:  May 29, 1997                By:  Michael R. Hull
          ----------------------           -----------------------------
                                           Michael R. Hull
                                           Vice President, Treasurer &
                                           Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.



William Wilkerson                           Henry A. Johnson
--------------------------------            -------------------
William Wilkerson                           Henry A. Johnson
Chairman of the Board & Director            Director

Date:  May 29, 1997                         Date:  May 29, 1997


Thomas J. Cassady                           Bill LeVine
--------------------------------            -------------------
Thomas J. Cassady                           Bill LeVine
Director                                    Director

Date:  May 29, 1997                         Date:  May 29, 1997


Alvin Katz                                  Raymond J. Kiernan
--------------------------------            -------------------
Alvin Katz                                  Raymond J. Kiernan
Director                                    Director

Date:  May 29, 1997                         Date:  May 29, 1997

                            BCT INTERNATIONAL, INC.
                            -----------------------

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
           --------------------------------------------------------

Financial Statements:                                                                           Page Numbers
---------------------                                                                           ------------

 Report of Independent Certified Public Accountants                                             F-2

 Consolidated Balance Sheets at February 28, 1997 and February 29, 1996                         F-3

 Consolidated Statements of Operations for the fiscal years ended February 28, 1997,
        February 29, 1996 and February 28, 1995                                                 F-4

 Consolidated Statements of Changes in Stockholders' Equity
        for the fiscal years ended February 28, 1997,
        February 29, 1996 and February 28, 1995                                                 F-5 to F-7

 Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1997,
        February 29, 1996 and February 28, 1995                                                 F-8 to F-9

 Notes to Consolidated Financial Statements                                                     F-10 to F-22


Schedules:
----------

 For the fiscal years ended February 28, 1997, February 29, 1996 and
        February 28, 1995:

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



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------



To the Board of Directors and Stockholders of BCT International, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BCT International, Inc. and its subsidiaries at February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Fort Lauderdale, Florida
May 22, 1997



BCT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
     000's omitted
         ASSETS
         ------                                                              February 28, 1997         February 29, 1996
                                                                             -----------------         -----------------

Current Assets:
 Cash and cash equivalents                                                         $    314                   $    923
 Short-term investments                                                                 ---                         50
 Accounts and notes receivable, net of allowance for doubtful
  accounts of $379 ($408 in 1996)                                                     1,641                      2,028
 Inventory, net of reserve of $89 ($105 in 1996)                                      2,468                      2,201
 Assets held for sale, net                                                              457                        281
 Prepaid expense and other current assets                                                66                         58
 Net deferred tax asset                                                                 312                        211
                                                                                    -------                   --------
        Total current assets                                                          5,258                      5,752

Accounts and notes receivable, net of  allowance for doubtful
  accounts of $769 ($505 in 1996)                                                     3,209                     1,597
Property and equipment at cost, net of accumulated depreciation
  and amortization of $675 ($500 in 1996)                                               762                      1,014
Net deferred tax asset                                                                1,569                      1,604
Deposits and other assets                                                                94                        118
Trademark, net of accumulated amortization of $81 ($29 in 1996)                         113                        165

Intangible assets, net of accumulated amortization of $298
 ($283 in 1996)                                                                         224                        488
                                                                                    -------                   --------
                                                                                    $11,229                   $ 10,738
                                                                                    =======                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current Liabilities:
 Accounts payable                                                                   $ 1,032                   $    687
 Notes payable                                                                           49                         64
 Accrued liabilities                                                                    291                        181
 Deferred revenue                                                                       272                        187
                                                                                    -------                   --------
        Total current liabilities                                                     1,644                      1,119

Notes payable                                                                           215                          5
                                                                                    -------                   --------
        Total liabilities                                                             1,859                      1,124
                                                                                    -------                   --------
Commitments and contingencies (Note 10)                                                 ---                        ---
                                                                                    -------                   --------
Minority stockholder interest                                                           ---                        (20)
                                                                                    -------                   --------
Preferred stock, Series A, 12% cumulative, $1 par value,
 mandatorily redeemable, 810 shares authorized, 60 shares
 issued and outstanding (260 shares in 1996)                                             60                        260
                                                                                    -------                   --------

Stockholders' equity:
 Common stock, $.04 par value, authorized 25,000,
   issued and outstanding 5,410 shares (5,164 shares in 1996)                           216                        207
 Paid in capital                                                                     12,056                     11,659
 Accumulated deficit                                                                 (2,403)                    (1,991)
                                                                                    -------                   --------
                                                                                      9,869                      9,875
Less: Treasury stock, at cost, 251 shares (226 shares in 1996)                         (559)                      (501)
                                                                                    -------                   --------
      Total stockholders' equity                                                      9,310                      9,374
                                                                                    -------                   --------
                                                                                    $11,229                   $ 10,738
                                                                                    =======                   ========



The accompanying notes are an integral part of these consolidated financial statements.


BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (000's omitted)

                                                              For the               For the               For the
                                                          Fiscal year ended     Fiscal year ended     Fiscal year ended
                                                          February 28, 1997     February 29, 1996     February 28, 1995
                                                          ------------------    -----------------     -----------------
Revenues:

 Royalties and Franchise fees                                  $ 4,852             $ 4,820               $ 4,540
 Paper and printing sales                                       10,118               9,159                 7,585
 Company Franchises                                              1,920               1,054                   760
 Company Franchises held for sale                                  609               1,251                    92
 Sales of franchises                                                40                 870                   466
 Interest and other income                                         206                 436                   130
                                                               -------             -------               -------
                                                                17,745              17,590                13,573
                                                               -------             -------               -------
Expenses:
 Cost of paper and printing sales                                8,823               7,796                 6,657
 Operating costs of Company Franchises                           2,224               1,563                 1,030
 Operating costs of Company Franchises held for sale             1,038               1,734                    90
 Cost of franchises sold                                           ---                 521                   326
 Selling, general and administrative                             5,551               4,871                 4,184
 Depreciation and amortization                                     247                 170                   227
 Other                                                             273                 ---                   ---
 Interest                                                           14                   9                    28
 Minority interest                                                 (18)                (20)                  ---
                                                               -------             -------               -------
                                                                18,152              16,644                12,542
                                                               -------             -------               -------

(Loss) income before income taxes                                 (407)                946                 1,031
Income tax benefit                                                  22                 195                   124
                                                               -------             -------               -------

Net (loss) income                                                $(385)             $1,141                $1,155
                                                               =======             =======               =======
Net (loss) income per common share:                              $(.08)             $  .19                $  .18
                                                               =======             =======               =======


The accompanying notes are an integral part of these consolidated financial statements.



BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     (000's omitted)




                                                 Common Stock
                                              ------------------                              Less
                                              Number of     Par     Paid In    Accumulated  Treasury
                                                Shares     Value    Capital      Deficit      Stock    Total
                                              ---------    -----    -------    -----------  --------   -----
Balance March 1, 1994                           3,008      $120     $6,625      $(3,981)     $(474)    $2,290

Cancellation of common stock
 for note receivable from an employee              (5)      ---        ---          ---        (14)       (14)

Cancellation of common stock
 of an employee                                   (59)       (2)       (15)         ---        ---        (17)

Conversion of $252 of subordinated
 convertible debentures with a
 conversion rate of $3.00                          84         3        249          ---        ---        252

Conversion of $150 of subordinated
 convertible debentures with a
 conversion rate $2.27                             66         3        147          ---        ---        150

Exercise of 10 stock options with an
 exercise price of $1.25                           10       ---         12          ---        ---         12

Exercise of 6 warrants with an
 exercise price of $2.92                            3       ---          9          ---        ---          9

Issuance of warrants                              ---       ---         38          ---        ---         38

Accretion of commission paid on
 Series B convertible preferred stock             ---       ---        (78)         ---        ---        (78)

Conversion of 2,225 of Series B convertible
 preferred stock to common stock
 with a conversion rate of $1.25                  989        40      2,185          ---        ---      2,225


The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (continued)
         (000's omitted)
                                                         Common Stock
                                                      ------------------                               Less:
                                                      Number of    Par      Paid In     Accumulated  Treasury
                                                       Shares     Value     Capital       Deficit     Stock    Total
                                                      ---------  -------  ------------  -----------  -------  -------
Exercise of 689 Series B convertible preferred stock
  warrants with an exercise price of $3.00                  689       27         2,039          ---      ---    2,066

Cost associated with exercise of Series B
  convertible preferred stock warrants                      ---      ---           (86)         ---      ---      (86)

Redemption of 300 Series B convertible
  preferred stock warrants with a
  redemption price of $.05                                  ---      ---           (15)         ---      ---      (15)

Net income                                                  ---      ---           ---        1,155      ---    1,155

Dividend on convertible
  preferred stock                                           ---      ---           ---         (228)     ---     (228)
                                                          -----  -------        ------    ---------  -------    -----

Balance February 28, 1995                                 4,785      191        11,110       (3,054)    (488)   7,759

Exercise of 9 warrants                                        7        1            13          ---      (13)       1

Issuance of warrants                                        ---      ---            38          ---      ---       38

Conversion of 550 shares of Series A
   Preferred Stock at a conversion
   ratio of 1.48                                            372       15           535          ---      ---      550

Registration costs                                          ---      ---           (37)         ---      ---      (37)

Net income                                                  ---      ---           ---        1,141      ---    1,141

Dividend on convertible
   preferred stock                                          ---      ---           ---          (78)     ---      (78)
                                                          -----  -------        ------    ---------  -------    -----

Balance February 29, 1996                                 5,164      207        11,659       (1,991)    (501)   9,374

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (continued)
     (000's omitted)

                                     Common Stock
                                   ------------------                           Less:
                                   Number of    Par    Paid In   Accumulated   Treasury
                                     Shares    Value   Capital     Deficit       Stock     Total
                                   --------------------------------------------------------------
Purchase of common stock
 held by employee                  ---         ---        ---          ---      (   58)    (   58)

Exercise of stock options
 at prices from $1.25 to
 $3.38 per share                   111           4        165          ---         ---        169

Conversion of 200 shares of
 convertible preferred stock
 to common stock with a
 conversion rate of 1.48           135           5        195          ---         ---        200

Cost of warrants                   ---         ---         37          ---         ---         37

Dividends on convertible
 preferred stock                   ---         ---        ---      (    27)        ---      (  27)

Net loss                                                           (   385)                 ( 385)
                                 -----        ----    -------     --------     -------     ------
Balance February 28, 1997        5,410        $216    $12,056      ($2,403)      ($559)    $9,310
                                 =====        ====    =======     ========     =======     ======

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
        (000's omitted)


                                                              For the                For the               For the
                                                          Fiscal year ended     Fiscal year ended     Fiscal year ended
                                                          February 28, 1997     February 29, 1996     February 28, 1995
                                                          -----------------     -----------------     -----------------
Cash flows from operating activities:
 Net income                                                   $   (385)              $  1,141              $  1,155
 Adjustments to reconcile net income
  to net cash (used by) provided by
   operating activities:
 Income tax benefit                                                (65)                  (778)                 (594)
 Income tax expense                                                ---                    583                   470
 Depreciation and amortization                                     385                    381                   286
 Cost assigned to warrants issued                                   37                     38                    38
 Provision for doubtful accounts                                   503                    435                   352
 Provision for inventory obsolescence                              140                    ---                   100
 Write-off of fixed assets                                         145                    ---                   ---
 Minority interest                                                 (18)                   (20)                  ---
Changes in assets and liabilities
 (Increase) in accounts and notes receivable                    (1,474)                  (985)                 (355)
 (Increase) decrease in inventory                                  (96)                  (338)                    4
 (Increase) in assets held for sale                               (176)                  (367)                  ---
 (Increase) decrease in prepaid expenses and
  other assets                                                      16                    (18)                   20
 Increase (decrease) in accounts payable                           345                   (241)                 (308)
 Increase in deferred revenue                                       85                    ---                   ---
 Increase (decrease) in other accrued liabilities                  110                     57                   (78)
                                                              --------               --------              --------
Net cash (used by) provided by operating activities               (448)                  (112)                1,090
                                                              --------               --------              --------

Cash flows from investing activities:
 Maturity (purchase) of short-term investments                      50                  1,021                (1,071)
 Capital expenditures for property and equipment                  (240)                  (917)                 (261)
 Sale of Company Franchises held for sale                           43                    ---                   ---
 Acquisition of Company Franchise                                  ---                   (100)                  ---
                                                              --------               --------              --------

Net cash (used by) provided by investing activities               (147)                     4                (1,332)
                                                              --------               --------              --------

Cash flows from financing activities:
 Issuance of Series B Convertible Preferred Stock                  ---                    ---                 1,300
 Investment banker fee associated with Series B
  Convertible Preferred Stock                                      ---                    ---                   (65)
 Dividend payments on Series A Preferred Stock                     (27)                   (81)                  (97)
 Dividend payments on Series B Preferred Stock                     ---                    ---                  (131)
 Exercise of Series B Convertible Preferred Stock                  ---                    ---                 2,066
 Investment banker fee associated with Series B warrants           ---                    ---                   (86)
 Redemption of nonexercised Series B warrants                      ---                    ---                   (15)
 Treasury stock purchase                                           (58)                   ---                   ---
 Exercise of stock options and warrants                            169                    ---                    21
 Repayments on borrowings                                          (98)                  (187)                 (352)
 Redemption of convertible subordinated debentures                 ---                    ---                (1,180)
                                                              --------               --------              --------
Net cash (used by) provided by financing activities                (14)                  (268)                1,461
                                                              --------               --------              --------

Net (decrease) increase in cash and cash equivalents              (609)                  (376)                1,219
  Cash and cash equivalents at beginning of year                   923                  1,299                    80
                                                              --------               --------              --------
  Cash and cash equivalents at end of year                    $    314               $    923              $  1,299
                                                              ========               ========              ========

The accompanying notes are an integral part of these consolidated financial statements.


BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
      000's omitted
      -------------

                                           For the                  For the               For the
                                      Fiscal year ended       Fiscal year ended      Fiscal year ended
                                      February 28, 1997       February 29, 1996      February 28, 1995
                                      -----------------       -----------------      -----------------
Supplemental disclosures:
-------------------------
Interest paid during the year                $14                     $27                   $85
                                             ===                     ===                   ===
Income taxes paid during the year            $ 7                     $71                   $18
                                             ===                     ===                   ===

Noncash activities:
-------------------
     In fiscal 1997, $200 of convertible Series A preferred stock was converted into 135 shares of common stock.

     In fiscal 1997, the Company sold Company Franchises held for sale in exchange for accounts and notes receivable amounting to $746.

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


                                      F-9
                                    Page 32

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (000's omitted)

NOTE 1:    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------    -------------------------------------------------------

Business

     BCT International Inc. (the Company), franchises wholesale thermography printing Franchises through its wholly-owned subsidiary, Business Cards Tomorrow, Inc. (BCT), for which it receives initial franchise fees and continuing royalties. At February 28, 1997, BCT, through its wholly-owned subsidiary BCT Enterprises, Inc. owns two Company Franchises. BCT's ownership interest in one of the Company Franchises is 70%. At February 29, 1996, five Company Franchises were owned, of which three were held for sale. The Company also sells paper stock and catalogs to franchisees and Company Franchises. At February 28, 1997, the Company has 98 thermography printing franchises in operation. The total number of Franchises was 98 at February 29, 1996 and 97 at February 28, 1995.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 70% owned subsidiary. All significant intercompany transactions have been eliminated. The minority interest held by third parties in the majority owned subsidiary is separately stated in the statement of operations. As of February 28, 1997, the net assets of the 70% owned Company Franchise are reflected in assets held for sale as it is the Company's intent to sell this investment.

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

Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, short-term investments, trade receivables, accounts payable, and notes payable approximate fair value as of February 28, 1997 and February 29, 1996.

Inventory

     Inventory, consisting primarily of paper products, printing supplies and catalogs for sale to franchisees and Company Franchises, is stated at the lower of cost (first in, first out method) or market.

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


BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (000's omitted)

Repossessions of Franchises

     Franchises are repossessed when management determines that the franchisees are in default under their franchise agreements and are unable to properly operate the business, meet their financial obligations, and their business actions are detrimental to the franchise network. Prior to repossession, amounts due to the Company are fully secured and fully reserved in the allowance for doubtful accounts. All assets acquired and the lease obligations assumed are recorded at fair value. The Company does not value any of the existing revenue stream of the repossessed Franchises.

Acquisitions of Franchises

     All acquisitions of Company Franchises have been accounted for as purchases; operations of the businesses acquired have been included in the accompanying consolidated statements of operations from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is included in goodwill. The Company acquired no Franchises in 1997, (three in 1996).

Assets Held for Sale

     Assets held for sale are carried at the lower of cost or market value.

Trademark

     The trademark is amortized using the straight-line method over 17 years.

Intangible Assets

     Intangible assets consist of the excess of purchase price over the fair value of the net assets acquired relating primarily to the acquisition of the Canadian franchise rights in fiscal 1994. The amortization period for the Canadian franchise rights is being amortized over 19 years, which represents the remaining life of the franchise agreement acquired.

Impairment of Long-Lived Assets and Identifiable Intangibles

     During fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets To Be Disposed Of". Upon adoption, the goodwill associated with the Delray Beach, Florida Company Franchise ($108) was written off. The Company reviews long-lived assets and identifiable intangibles and reserves for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

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



BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (000's omitted)

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

Accounting for Stock Based Compensation

     The Company accounts for employee stock options using the intrinsic value method as prescribed by APB No. 25 "Accounting for Stock Issued to Employees". During 1997, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") (see Note 8).

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

Earnings Per Common Share

     Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of common stock shares outstanding and common stock equivalents which consist of stock options and stock warrants. On a fully-diluted basis, net earnings, weighted average shares outstanding and common stock equivalents are adjusted to assume the conversion of convertible subordinated debentures and preferred stock from the date of issue. For the year ended February 28, 1997, earnings per share do not include common stock equivalents as they are anti-dilutive. Fully diluted earnings per common share are not presented for fiscal 1997 because they are anti-dilutive and are not presented for fiscal 1996 and 1995 because they are not materially dilutive.

Cash and Cash Equivalents

     For the purposes of reporting cash flows, cash and cash equivalents include investments with maturities of ninety days or less at purchase date.

Presentation and Reclassification

     All dollar and share amounts, except amounts related to per share data, are expressed in thousands of dollars. Certain items in the 1996 and 1995 consolidated financial statements have been reclassified for comparative purposes.

NOTE 2:  SHORT-TERM INVESTMENTS
-------------------------------

Short term investments as of February 29, 1996 consisted of a U.S. Treasury Bill due May 2, 1996 with a carrying value and market value of $49 and $49, respectively. There were no short term investments at February 28, 1997.


BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (000's omitted)


NOTE 3:  ACCOUNTS AND NOTES RECEIVABLE
-------  -----------------------------

   Accounts and notes receivable consist of the following:

                                               February 28,   February 29,
                                                   1997           1996
                                               ------------   ------------
     Franchise fees
      receivable                                   $  1,118       $    902

     Paper sales receivable
      from franchisees                                1,419            958

     Notes receivable from sale of
      franchises, interest at 8%
      to 12%, due in monthly
      installments through 2006                       1,572            773

     Notes receivable due from franchisees,
      interest at 8% to 14%, payable
      in monthly installments through
      2005                                            1,675          1,380

     Company Plant accounts receivable
      from customers                                    139            187

     Miscellaneous                                       75            338
                                                   --------       --------
                                                      5,998          4,538

     Less - allowance for doubtful accounts        (  1,148)       (   913)
                                                   --------       --------
                                                      4,850          3,625

     Less - amount not expected to
      be collected within one year,
      net of $769 allowance
      for doubtful accounts
      ($505 in 1996)                                 (3,209)      (  1,597)
                                                   --------       --------
                                                   $  1,641       $  2,028
                                                   ========       ========


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

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (000's omitted)

   At February 28, 1997, approximately $723 ($416 in 1996) of accounts receivable, although currently due, are classified into long term accounts and notes receivable, based upon historic payment performance of the franchisees. A significant portion of the allowance for doubtful accounts relates to these accounts and notes receivable. Notes receivable include the following contractual payment terms: 1998 - $538 , 1999 - $341, 2000 - $339, 2001 - $296,
2002 - $406 and thereafter - $1,327.

   At February 28, 1997, $487 ($433 in 1996) of notes receivable, with an 8% interest rate per annum, related to the purchase of the Honolulu, Hawaii Company Plant by South Pacific Wholesale Printers, Inc. The Chairman of the Board of the Company owns 50% of South Pacific Wholesale Printers, Inc.

   Provision for doubtful accounts for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, was approximately $503, $504 and $352, respectively.

   Interest income is recognized on accounts and notes receivable when it is received.


NOTE 4:  PROPERTY AND EQUIPMENT
-------  ----------------------

   Major classifications of property and equipment are as follows:

                                                                 Estimated
                                                                   useful
                                   February 28,   February 29,     lives
                                       1997           1996       (in years)
                                   ------------   ------------   ----------
Leasehold improvements                   $  107         $   78    5  -   7
Machinery and equipment                     411            450    3  -  20
Dies and artwork                            ---            130           3
Videos                                       33             37           5
Furniture, fixtures and other
 equipment                                  171            160    5  -  10
Computers                                   667            606           5
Franchisee software                          48             48           3
Auto                                        ---              5           5
                                         ------         ------    --------
                                          1,437          1,514
Less - accumulated depreciation
 and amortization                          (675)       (   500)
                                         ------         ------

                                         $  762         $1,014
                                         ======         ======

NOTE 5:  SALES AND ACQUISITIONS
-------  ----------------------

On October 9, 1995, the Company acquired certain assets and liabilities of a Franchise located in Riverside, California for $335. This acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired (approximately $115) based upon the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets acquired by $220, which was recorded as an intangible asset. The operating results of this business acquisition are included in the Company's consolidated results of operations from October 9, 1995 until August 30, 1996.

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (000's omitted)

On August 30, 1996, the Company sold the assets of the Riverside, California Franchise, the assets of the Newbury Park, California Franchise and the rights to doing business in the Newbury Park, California Franchise Territory along with a 30 month option to purchase the Newbury Park Franchise. The purchase price was $338 consisting of cash and a $254, 10 year note bearing interest of 2% above prime. Due to the Company's continuing involvement with these Franchises, no sale has been recorded on this transaction. Deferred revenue includes $57 relating to this transaction.

On November 1, 1995, the Company entered into an agreement with the owners of the Franchise in Louisville, Kentucky, in which it acquired 70% owneship of the Franchise for $276. The original Franchise owners maintain a 30% minority interest. This acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired based upon the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets acquired by approximately $276, which was recorded as an intangible asset. The operating results of this business acquisition are included in the Company's consolidated results of operations from November 1, 1995. At February 28, 1997, the net assets of this Franchise are included in assets held for sale.

On December 1, 1995, the Company acquired certain assets from United Impressions, Inc. for $365. This acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired (approximately $158) based upon the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets acquired by $207, which was recorded as an intangible asset. The assets acquired were used to form the Marietta, Georgia Franchise. The operating results of the Marietta, Georgia Franchise are included in the Company's consolidated results of operations from December 1, 1995. On August 27, 1996, the Company sold the Marietta, Georgia Franchise for $450. In exchange the Company received a note payable for $450 bearing interest of 8%, payable over ten years. Due to the Company's continuing involvement in this Franchise, no sale has been recorded. Deferred revenue as of February 28, 1997, includes $78 relating to this transaction.

NOTE 6:  NOTES PAYABLE
-------  -------------

   Notes payable consist of the following:


                                                                    February 28,      February 29,
                                                                        1997              1996
                                                                    ------------      ------------
Notes payable relating to an acquisition, monthly
 principal and interest due in installments of $2
 through May 1997                                                      $  5               $ 27

Unsecured amount due to Continental Stamps West,
 interest imputed at 13%, principal and interest of
 $4 due monthly through February 1997                                   ---                 42

Note payable to prior owner of Company Franchise,
  monthly principal and interest payments
  of $2, interest at 8% per annum, through August 2004                  125                ---

Notes payable relating to an acquisition, monthly
  principal and interest due in installments of $4
  through December 2000                                                 134                ---
                                                                      -----              -----
                                                                        264                 69
Less - amount due within one year                                       (49)               (64)
                                                                      -----              -----
                                                                       $215               $  5
                                                                      =====              =====


BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (000"s omitted)

     Scheduled maturities after February 28, 1997 for notes payable are as follows:

   Fiscal           Amount
   Year             Payable
   ---------------  -------
   1998              $ 49
   1999                52
   2000                56
   2001                39
   2002                17
   Thereafter          51
                     ----
                     $264
                     ====

NOTE 7:  PREFERRED STOCK
-------  ---------------

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

  On October 1, 1995 and January 21, 1997, 550 and 200 shares of Series A preferred stock were voluntarily converted into 372 and 135 shares of common stock, respectively. At February 28, 1997, 60 shares of Series A preferred stock remain outstanding.

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

  The holders of the Series B convertible preferred stock received one warrant for each 2.25 shares of preferred stock purchased, entitling the holder to purchase one share of the Company's common stock for three years from the date of issuance at an exercise price of $3.00 per share. Contemporaneous with the Company's forced conversion of the Series B preferred stock into common stock, the holders were required to either exercise their Series B Warrants or have them redeemed by the Company. Effective December 8, 1994, 689 warrants were exercised at $3.00 per warrant and the Company issued 689 shares of its common stock, yielding gross proceeds to the Company of $2,066. A commission of $86 was paid to an investment banker in connection with the exercise of these warrants and was offset against additional paid in capital. The Company redeemed the 300 remaining Series B warrants at a price of $.05 each or $15. The original commission of $78 paid in connection with the sale of the Series B preferred stock was fully accreted to additional paid in capital upon the conversion of Series B preferred stock into common stock.

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (000's omitted)

NOTE 8:  STOCKHOLDERS' EQUITY
------   --------------------

Stock Options
---------------

     Stock options outstanding, and the range of exercise prices for the three years ended February 28, 1997 are as follows:

                         Options
                         Outstanding       Price Range     Aggregate
                         -----------      --------------   ---------

At February 28, 1994          1,006       $1.25 to $3.50     $1,936

Options granted                 215                $3.38        727

Options exercised             (  10)               $1.25      (  12)

Options cancelled             (  31)      $1.25 to $2.38      (  53)

Options expired               (  16)               $3.00      (  48)
                              -----       --------------     ------

At February 28, 1995          1,164       $1.25 to $3.50     2 ,550

Options granted                  65       $4.94 to $5.00        323

Options exercised               ---                  ---        ---

Options cancelled             (  16)      $2.38 to $5.00      (  64)

Options expired                 ---                  ---        ---
                              -----       --------------     ------

At February 29, 1996          1,213       $1.25 to $5.00      2,809

Options granted                 358       $2.75 to $5.00      1,107

Options exercised              (111)      $1.25 to $3.38       (169)

Options cancelled               (42)      $2.38 to $5.00       (126)

Options expired                (100)      $1.25 to $3.00       (140)
                              -----       --------------     ------

At February 28, 1997          1,318       $1.25 to $5.00     $3,481
                              =====       ==============     ======




BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (000's omitted)

Warrants
--------

     As of February 28, 1997 and February 29, 1996, there were outstanding warrants for the purchase of 658 and 721 shares of common stock, respectively, 37 of which were held by the Chairman of the Board as of February 29, 1996. During fiscal 1997, no warrants were exercised, 96 warrants expired. The exercise price and the dates are as follows:

Title of  Issue                Aggregate Amount      Date from which                             Price at which
Called for                   of Securities Called       Warrants              Expiration             Warrants
by Warrants                    for by Warrants       are Exercisable             Date            are Exercisable
------------------------    ---------------------    -----------------    -----------------    -----------------

Converted Subordinated
Debentures                           150             August 30, 1991 -    March 31, 1997        $3.50 to $4.46
                                                     March 31, 1994
Issued to Investment
Banker                               208             May 31, 1993         May 31, 1998          $2.25

Issued to Investment
Banker                               300             February 1, 1994     February 1, 1999      $2.00 to $4.00
                                     ---
Warrants outstanding                 658
                                     ===

     In Fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123--Accounting for Stock Based Compensation, to establish a fair value based method of accounting for stock compensation plans for awards granted in fiscal years that begin after December 15, 1994.

A summary of stock option activity is as follows (share amounts in 000's):

                                 Fiscal 1997             Fiscal 1996
                                         Weighted                Weighted
                                          Average                 Average
                                         Exercise                Exercise
                              Shares       Price      Shares       Price
                              ------     --------     ------     --------
Outstanding at beginning
  of year                      1,213       $2.32       1,164       $2.17

 Granted                         358       $3.01          65       $4.96
 Exercised                      (111)      $1.53         ---         ---
 Expired                        (100)      $1.40         ---         ---
 Cancelled                       (42)      $2.98         (16)      $4.00
                              ------                  ------

Outstanding at end
  of year                      1,318       $2.64       1,213       $2.32
                              ======                  ======

 Exercisable                   1,042       $2.52       1,131       $2.20
                              ======                  ======

Weighted average
 fair value of
 options granted              $ 1.43                  $ 1.52
                              ======                  ======


BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (000's omitted)



A summary of stock options outstanding at February 28, 1997 is as follows (share amounts in 000's):


                             Options Outstanding                     Options Exercisable
                  --------------------------------------------  ----------------------------
                                        Weighted      Weighted                      Weighted
Range of             Outstanding         Average      Average     Exercisable        Average
Exercise                 at             Remaining     Exercise        at            Exercise
Prices            February 28, 1997  Life (in years)   Price     February 28, 1997    Price
----------------  -----------------  ---------------  --------  ------------------  --------

$1.25 to $1.88           389               2.83        $1.32             389          $1.32
$2.38 to $3.13           484               4.44        $2.79             238          $2.72
$3.38 to $5.00           445               7.69        $3.63             415          $3.54
                       -----                                           -----
                       1,318                                           1,042
                       =====                                           =====


The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for stock options granted in fiscal 1997 and 1996. Had compensation cost for the Company's option plan been determined based on the fair value at the grant dates, consistent with SFAS 123, the Company's net income (loss) and net income
(loss) per share would have been as follows:

                                                Year Ended
                                February 28,   February 29,
                                    1997           1996
                                -------------  ------------
Net income (loss):
 As reported                      ($     385)        $1,141
                                  ==========         ======
 Pro forma                        ($     628)        $1,119
                                  ==========         ======

Net income (loss) per share:
 As reported                     ($      .08)        $  .19
                                 ===========         ======
 Pro forma                       ($      .13)        $  .19
                                 ===========         ======


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of 0%, expected volatility of from 44% to 47%, a risk free interest rate of 6.0% and weighted average expected option term of 4.8 years.

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (000's omitted)


NOTE 9:   INCOME TAXES
----------------------

     The components of the provision for (benefit from) income taxes for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 are as follows:

                                                     1997          1996        1995
                                                    ------        ------     -------
Current Provision:
 Federal                                             $  4          $ 32       $  26
 State                                                 39            52         ---
                                                     ----          ----       -----
Total current                                          43            84          26

Deferred benefit                                      (65)         (279)       (150)
                                                     ----          ----       -----

Total benefit                                         (22)         (195)      $(124)
                                                     ====          ====       =====

     The Company's net deferred tax asset is comprised of the following:



                                                                 February 28, 1997        February 29, 1996   February 28, 1995
                                                                 -----------------        -----------------   -----------------
  Deferred Tax Asset - Current
   Bad debt reserve                                                    $  148                  $  159            $   132
   Other                                                                   60                      41                 44
   Capitalization of inventory cost                                       238                     102                ---
                                                                       ------                  ------            -------

   Total Deferred Tax Asset                                               446                     302                176
                                                                       ------                  ------            -------

  Valuation Allowance                                                    (134)                    (91)               (88)
                                                                       ------                  ------            -------

  Net Deferred Tax Asset - Current                                     $  312                  $  211            $    88
                                                                       ======                  ======            =======

  Deferred Tax Asset - Non-Current:
   Bad debt reserve                                                    $  300                  $  193            $   215
   Net operating loss carryovers                                        1,967                   2,052              2,747
   Other                                                                   86                     135                 34
                                                                       ------                  ------            -------

  Total Deferred Tax Asset                                              2,353                   2,380              2,996
                                                                       ------                  ------            -------

  Valuation Allowance                                                    (672)                   (685)            (1,466)
                                                                       ------                  ------            -------

  Deferred Tax Liabilities - Non-Current:
   Fixed assets                                                          (112)                    (91)              (64)
                                                                       ------                  ------            -------

  Total Deferred Tax Liability                                           (112)                    (91)              (64)
                                                                       ------                  ------            -------

  Net Deferred Tax Asset - Non-Current                                 $1,569                  $1,604            $ 1,466
                                                                       ======                  ======            =======

  Net Deferred Tax Asset - Total                                       $1,881                  $1,815            $ 1,554
                                                                       ======                  ======            =======



BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (000's omitted)


   Net operating loss carryforwards for Federal income tax purposes total approximately $5,838 at February 28, 1997. The net operating loss carryforward includes $540 with certain limitations. Net operating losses expire as follows:

                        Year of
                        Expiration    Amount
                        ----------    ------

                            1998      $    7
                            2000          11
                            2001       1,102
                            2002       1,327
                            2003         294
                            2005       1,721
                            2006         962
                            2007          12
                            2008          16
                            2012         386
                                      ------
                                      $5,838
                                      ======

   If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforward which could be utilized.

   The difference between the statutory and effective tax rates are as follows:


                                              1997                1996             1995
                                          ----------           ----------       ---------
                                      Amount       Rate      Amount   Rate    Amount     Rate
                                    ----------  ----------  --------  -----  --------  --------

(Benefit) tax at statutory rate       $ (139)       (34)%   $  321     34%   $  351        34%
Non-deductible amortization
 of purchase price over
 fair value of net assets
 acquired                                ---        ---        ---    ---        37         3
Other                                     59         15        178     19        (8)       (1)
State income tax, net of
 federal benefit                          24          6         52      6        47         5
Alternative minimum tax                    4          1         32      3        26         3
Increase (decrease) in Federal
 and state valuation allowance            30          7       (778)   (82)     (577)      (56)
                                      ------     ------     ------   ----    ------     -----
                                      $  (22)        (5)%   $ (195)   (20)%    (124)      (12)%
                                      ======     ======     ======   ====    ======     =====

NOTE 10:   COMMITMENTS AND CONTINGENCIES
--------   -----------------------------

   The Company is a party to various litigation matters. In the opinion of management, potential losses, if any, on the various matters will not have a material impact on the financial condition or results of operation of the Company.

   The Company's corporate offices, Company Franchise locations and office equipment are leased under noncancellable lease agreements. The leases initially expire at various dates through 2002. There are provisions in the leases for rent increases based on cost of living increases under certain conditions.


BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (000's omitted)

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

     The following are the approximate minimum annual noncancellable rentals to be paid under the provisions of the leases:

                        Fiscal Year                  Lease Commitments
                        -----------                  -----------------
                           1998                            $172
                           1999                             186
                           2000                             179
                           2001                             132
                           2002                             122
                                                           ----
                                                           $791
                                                           ====

     Rental expense amounted to the following approximate amounts for the corresponding periods:


                For the year ended                  Amount
                ------------------                  ------
                February 28, 1997                    $287
                February 29, 1996                    $295
                February 28, 1995                    $193

     At February 28, 1997, the Company has guaranteed the payment of equipment lease obligations for certain of its franchisees for an aggregate amount of approximately $ 366.

     In March 1993, the Company entered into an employment agreement with the Chairman of the Board. The term of the employment contract is seven years. The agreement calls for minimum annual salary amounts during the term of this contract as follows:

                Year Ending February 28,    Amount
                ------------------------    ------
                           1998               $300
                           1999               $300
                           2000               $300

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

     In August 1996, the Company agreed to the terms of employment with the President and Chief Operating Officer. Under the terms of his employment, the Company is liable for six months severance pay should employment be terminated for any reason.

NOTE 11:  SUBSEQUENT EVENT
--------  ----------------

On March 1, 1997, the Company acquired certain assets of the Boston, Massachusetts Franchise for $75 cash and foregiveness of all amounts owed the Company (approximately $380). This acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired based upon the estimated fair values at the date of acquisition. The purchase price associated with the acquisition was recorded as an asset held for sale as it is the Company's intent to resell this Franchise. The operating results of this business acquisition will be included in the Company's consolidated results of operations from March 1, 1997.

                            BCT INTERNATIONAL, INC.
                            -----------------------
                                           SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------
                                (000's omitted)

        Column A                            Column B              Column C           Column D       Column E
                                                                 Additions
                                                           --------------------
                                           Balance at      Charged to                               Balance at
                                           beginning       costs and                                  end of
                                            of year        expenses     Other        Deductions        year
                                           ----------      --------  ----------      ----------     ----------
For the year ended February 28, 1997

Allowance for doubtful accounts            $      913      $    503  $      ---            (268)(1)   $  1,148
                                           ==========      ========  ==========      ==========       ========

Deferred tax assets valuation allowance    $      776      $    ---  $       30      $      ---       $    806(2)
                                           ==========      ========  ==========      ==========       ========

For the year ended February 29, 1996

Allowance for doubtful accounts            $      888      $    504  $      ---      $     (479)(1)   $    913
                                           ==========      ========  ==========      ==========       ========

Deferred tax assets valuation allowance    $    1,554      $    ---  $      ---      $     (778)      $    776(2)
                                           ==========      ========  ==========      ==========       ========

For the year ended February 28, 1995

Allowance for doubtful accounts            $      836       $   352  $      ---       $    (300)(1)   $    888
                                           ==========       =======  ==========       =========       ========

Deferred tax assets valuation allowance    $    2,131       $   ---  $      ---       $    (577)(3)   $  1,554(2)
                                           ==========       =======  ==========       =========       ========

Allowance for doubtful accounts at February 28, 1997 of $1,148 is comprised of $379 related to current receivables and $769 to long-term receivables.

(1)  Write off of uncollectible receivables.
(2)  A deferred tax asset value.
(3) The excess of purchase price over fair value of net assets acquired was reduced by $1,216 of the valuation allowance, since this reduction represents the utilization of the acquired operating loss carryforwards.

                                                                      SCHEDULE X

                            BCT INTERNATIONAL, INC.
                            -----------------------
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  ------------------------------------------
                                (000's omitted)




Item
-----
                                              February 28, 1997      February 29, 1996      February 28, 1995
                                              -----------------      -----------------      -----------------

Advertising Costs                                  $ 83                   $210                    $156
                                                   ====                   ====                    ====

Amortization of excess cost over
 value of net assets acquired                      $---                   $---                    $108
                                                   ====                   ====                    ====

Amortization of intangible assets                  $166                   $182                    $ 68
                                                   ====                   ====                    ====




                                     F-24
                                    Page 47