Form 10-Q
period 1997-05-31
BCT INTERNATIONAL INC /
filed 1997-07-01
CIK 351541

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended May 31, 1997

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

      Delaware                                       22-2358849
-----------------------                 ---------------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                    33306
--------------------------------------------------          -----------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (954) 563-1224
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
                                        ------       ------

               Number of shares of common stock outstanding as of
                           June 27, 1997:  5,450,778

                            BCT INTERNATIONAL, INC.



                                     INDEX



                                                                          PAGE
                                                                         NUMBER

PART I.   FINANCIAL INFORMATION


          CONDENSED CONSOLIDATED BALANCE SHEETS - May 31,1997
          and February 28, 1997...........................................  2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
          for the three months ended May 31, 1997 and May 31, 1996........  3

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
          EQUITY -for the three months ended May 31, 1997.................  4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
          for the three months ended May 31, 1997 and May 31, 1996........  5

          Notes to Condensed Consolidated Financial Statements............  6

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  7


PART II.  OTHER INFORMATION AND SIGNATURES

          Signatures......................................................  8


                        PART I.    FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (000's omitted)

ASSETS                                        May 31, 1997   February 28, 1997
------                                        ------------   -----------------
Current assets:
  Cash and cash equivalent                        $    661       $    314
  Accounts and notes receivable, net of
   allowance for doubtful accounts of $567
   ($379 in fiscal 1997)                             1,803          1,641
  Inventory, net of reserve of $80
   ($89 in fiscal 1997)                              2,108          2,468
  Assets held for sale, net                            801            457
  Prepaid expenses and other current assets             84             66
  Net deferred tax asset                               312            312
                                                  --------       --------
        Total current assets                         5,769          5,258

Accounts and notes receivable, net of allowance
  for doubtful accounts of $769
  ($769 in fiscal 1997)                              2,937          3,209
Property and equipment at cost, net of
  accumulated depreciation and amortization
  of $962 ($675 in fiscal 1997)                        768            762
Net deferred tax asset                               1,360          1,569
Deposits and other assets                               93             94
Trademark, net of accumulated amortization
  of $84 ($81 in 1997)                                 110            113
Intangible assets, net of accumulated
  amortization of $97 ($93 in 1997)                    220            224
                                                  --------       --------
                                                  $ 11,257       $ 11,229
                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                $    824       $  1,032
  Notes payable                                         55             49
  Accrued liabilities                                  239            291
  Deferred revenue                                     161            272
                                                  --------       --------
        Total current liabilities                    1,279          1,644

Notes payable                                          198            215
                                                  --------       --------
        Total liabilities                            1,477          1,859
                                                  --------       --------

Preferred stock, Series A, 12% cumulative,
  $1 par value, mandatorily redeemable,
  810 shares authorized, 60 shares
  issued and outstanding                                60             60
                                                  --------       --------

Stockholders' equity:
  Common stock, $.04 par value, 25,000
    authorized, 5,426 shares issued and
    outstanding (5,410 shares in fiscal 1997           217            216
  Paid in capital                                   12,075         12,056
  Accumulated deficit                              ( 2,013)       ( 2,403)
                                                  --------       --------
                                                    10,279          9,869
Less: Treasury Stock, at cost, 251 shares
  (226 shares in 1997)                             (   559)       (   559)
                                                  --------       --------
        Total Stockholders' Equity                   9,720          9,310
                                                  --------       --------
                                                  $ 11,257       $ 11,229
                                                  ========       ========

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                Three Months Ended
                                                      May 31
                                                 1997        1996
                                                 ----        ----
Gross revenues                               $    4,969   $   4,734
Cost of sales                                     2,744       2,406
Selling and administrative expense                1,592       2,449
                                             ----------   ---------

Income (loss) before income taxes                   633       ( 121)
Income tax (benefit) expense                        241       (  30)
                                             ----------   ---------

Net income (loss)                            $      392   $   (  91)
                                             ==========   ==========

Net income (loss) per common share:          $      .07   $   ( .02)
                                             ==========   ==========



See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MAY 31, 1996
                                  (UNAUDITED)
                                 000's omitted
                                 -------------



                                        Common Stock
                                    --------------------                                        Less:
                                    Number of       Par        Paid In        Accumulated      Treasury
                                     Shares        Value       Capital          Deficit          Stock        Total
                                    --------------------------------------------------------------------------------

Balance February 28, 1997             5,410        $ 216      $ 12,056         $( 2,403)        $( 559)     $ 9,310

Exercise of options                      16            1            19              ---                          20

Net income                              ---          ---           ---              392            ---          392

Dividend declared on convertible
  preferred stock                       ---          ---           ---          (     2)           ---         (  2)
                                     ------        -----      --------         --------         ------      -------

Balance May 31, 1996                  5,426        $ 217      $ 12,075         $( 2,013)        $( 559)     $ 9,720
                                     ======        =====      ========         ========         ======      =======




See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)



                                                                           Three months ended
                                                                                 May 31
                                                                       1997                 1996
                                                                      ---------------------------
Cash flows from operating activities:
  Net income (loss)                                                   $     392         $(     91)
  Adjustments to reconcile net income (loss) to net cash provided     ---------         ----------
    used by operating activities:
     Income tax benefit                                                     ---          (     43)
     Income tax expense                                                     241                13
     Depreciation and amortization                                           56               115
     Cost assigned to warrants issued                                       ---                 9
     Provision for doubtful accounts                                         44               164
     Decrease (increase) in accounts and notes receivable                    45          (     63)
     Decrease (increase) in inventory                                       369          (    231)
     (Increase) in assets held for sale                                (    334)         (     21)
     (Increase) in prepaid expenses and other assets                   (     18)         (     86)
     Decrease in deposits and other assets                                    1                24
     (Decrease) increase in accounts payable and accrued liabilities   (    297)              123
     (Decrease) in deferred revenue                                    (    109)              ---
                                                                      ---------         ---------
  Total adjustments                                                    (      2)                4
                                                                      ---------         ---------
     Net cash provided (used) by operating activities                       390          (     87)
                                                                      ---------         ---------

Cash flows from investing activities:
  Maturity of short-term investments                                        ---                50
  Capital expenditures                                                 (     50)         (    115)
                                                                      ---------         ---------
     Net cash (used) by investing activities                           (     50)         (     65)
                                                                      ---------         ---------

Cash flows from financing activities:
  Dividend payments on preferred stock                                 (      2)         (      8)
  Principal payments on notes payable                                  (     11)         (     23)
  Redemption of treasury stock                                              ---          (     58)
  Exercise of options for common stock                                       20                60
                                                                      ---------         ---------
     Net cash provided (used) by financing activities                         7          (     29)
                                                                      ---------         ---------
Net increase (decrease) in cash and cash equivalents                        347          (    181)

Cash and cash equivalents at beginning of period                            314               923
                                                                      ---------         ---------

Cash and cash equivalents at end of period                            $     661         $     742
                                                                      =========         =========


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                (000's omitted)

                                 May 31, 1997
                                 ------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of May 31, 1997.

2. The results for the three month periods ended May 31, 1997 and 1996, are not necessarily indicative of results that may be expected for the fiscal year.

3. For the three months ended May 31, 1997, primary earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents, which consist of stock options and stock warrants. For the three month period ended May 31, 1996, earnings per share do not include common stock equivalents as they are antidilutive. Fully diluted earnings per common share are not presented because they are not materially dilutive.

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

     The valuation allowance of $806 at February 28, 1997, which represented 30% of the gross deferred tax assets on that date, was $806, or 33% on May 31, 1997. The tax provision for the three months ended May 31, 1997 includes no current or deferred tax benefit.

5. On March 1, 1997, the Company acquired certain assets of the Boston, Massachusetts Franchise for $75 cash and forgiveness of amounts owed the Company ($380). This acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired based upon the estimated fair values at the date of acquisition. The purchase price associated with the acquisition was recorded as an asset held for sale as it is the Company's intent to resell this Franchise. Operating results of this business acquisition have been included in the Company's consolidated results of operations from March 1, 1997.

6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128) - Earnings per Share
     (EPS). The statement is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 supersedes Accounting Principles Board Opinion No. 15 and replaces primary and fully diluted EPS with basic and diluted EPS. Basic EPS is computed by dividing net income available to common shareholders by the weighted average common shares outstanding. Diluted EPS includes all dilutive potential common shares.

     The Company does not expect the new standard to have a material impact on its financial position and results of operations for fiscal 1998.

     The following illustrate the Company's pro forma earnings per share as if FAS 128 had been used in the three months ended May 31, 1997 and 1996.

                                                Three Months
                                                Ended May 31,
                                           --------------------
                                               1997    1996
                                               ----    ----
Earnings (losses) per share    -  Basic       $ .08  $ (.02)
                               -  Diluted       .06    (.02)

     Diluted losses per share for the three months ended May 31, 1996 do not include potential common shares because they are antidilutive.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
---------------------

Total revenues increased $235,000, or 5%, for the first quarter ended May 31, 1997, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to an increase in paper sales of ($281,000 or 11%).

Selling and administrative expenses represented 32% of gross revenues for the first quarter ended May 31, 1997, and 52% for the corresponding period in fiscal 1997. The primary causes of the decrease in selling and administrative expenses as a percentage of revenues were (i) the decreased operating expenses associated with the Company Franchises (a $249,000 or 29% decrease over the prior year's level); (ii) decrease in Corporate salaries and benefits (a $245,000 or 32% decrease over the prior year; (iii) decreased provision for doubtful accounts (a $125,000 or 74% decrease over the prior year); and (iv) decreased professional fees (a $44,000 or 54% decrease over the prior year).

The decreased expenses from Company Franchises resulted from the Company's 100% involvement in the operation of two Company Franchises and a 70% involvement in a third Company Franchise during the first quarter of fiscal 1998 while four Company Franchises and a 70% involvement in a fifth Company Franchise were operated by the Company during the first quarter of fiscal 1997. The Company Franchises yielded a loss of $9,000 for the first quarter ended May 31, 1997 versus a loss of $232,000 during the first quarter of fiscal 1996.

The Company recorded net income of $392,000 for the three months ended May 31, 1997, as compared to a net loss of $91,000 for the corresponding period in fiscal 1997.

Liquidity and Capital Resources
-------------------------------

During the first quarter of fiscal 1998, the Company utilized working capital to make debt payments totaling $11,000.

During the quarter ended May 31, 1997, the Company made capital expenditures of approximately $50,000, most of which were dedicated to leasehold improvements and furniture and fixtures, and the Company advanced approximately $115,000 in the purchase and support of the Boston Company Franchise. In addition, the purchase of the Boston Franchise increased assets held for sale approximately $342,000, and decreased long term notes and accounts receivable, current notes and accounts receivable, and deferred revenue by $272,000, $123,000, and $104,000, respectively.

The Company plans to continue to improve its working capital and cash positions during fiscal 1998 by continuing its efforts to (i) increase cash collections; and (ii) develop new product lines while containing capital expenditures and reducing inventory levels.

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




                                 BCT INTERNATIONAL, INC.
                                       (Registrant)


Date:      June 27, 1997         William Wilkerson
      -----------------------    -----------------------------------------
                                 William Wilkerson
                                 Chairman & Chief Executive Officer



Date:      June 27, 1996          Michael R. Hull
      -----------------------     ----------------------------------------
                                  Michael R. Hull
                                  Vice President & Chief Financial Officer