Form 10-Q
period 1997-08-31
BCT INTERNATIONAL INC /
filed 1997-10-09
CIK 351541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended August 31, 1997

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

        Delaware                                       22-2358849
-------------------------               ---------------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                 33306
--------------------------------------------------           ----------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (954) 563-1224
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
                                        -------     -------

              Number of shares of common stock outstanding as of
                         October  1, 1997:  5,458,277

                            BCT INTERNATIONAL, INC.



                                     INDEX

                                                                             PAGE
                                                                            NUMBER
PART I.  FINANCIAL INFORMATION

         CONDENSED CONSOLIDATED BALANCE SHEETS -
         August 31, 1997 and February 28, 1997...............................  2

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
         for the three months ended August 31, 1997 and August 31, 1996 and the six months ended August 31, 1997 and August 31, 1996............  3

         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
         IN STOCKHOLDERS' EQUITY - for the six months ended
         August 31, 1997.....................................................  4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
         for the six months ended August 31, 1997 and August 31, 1996........  5

         Notes to Condensed Consolidated Financial Statements................6-7

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................  8

PART II. OTHER INFORMATION AND SIGNATURES

         Signatures..........................................................  9

                         PART I.  FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (000's omitted)

ASSETS                                                                      August 31, 1997   February 28, 1997
------                                                                      ---------------   -----------------
Current assets:
 Cash and cash equivalent                                                          $    705            $    314
 Accounts and notes receivable, net of allowance for
  doubtful accounts of $383 ($379 in fiscal 1997)                                     2,132               1,641
 Inventory, net of reserve of $77 ($89 in fiscal 1997)                                1,992               2,468
 Assets held for sale, net                                                              509                 457
 Prepaid expenses and other current assets                                               75                  66
 Net deferred tax asset                                                                 312                 312
                                                                                   --------            --------
   Total current assets                                                               5,725               5,258

Accounts and notes receivable, net of allowance
 for doubtful accounts of $779 ($769 in fiscal 1997)                                  4,063               3,209
Property and equipment, less allowance for depreciation
 and amortization of $772 ($675 in fiscal 1997)                                         739                 762
Net deferred tax asset                                                                1,100               1,569
Deposits and other assets                                                                89                  94
Trademark, net of accumulated amortization of $87 ($81 in 1997)                         107                 113
Intangible assets, net of accumulated amortization of $100 ($93 in 1997)                217                 224
                                                                                   --------            --------
                                                                                   $ 12,040            $ 11,229
                                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                                  $    631            $  1,032
 Notes payable                                                                          105                  49
 Accrued liabilities                                                                    402                 291
 Deferred revenue                                                                       168                 272
                                                                                   --------            --------
   Total current liabilities                                                          1,306               1,644

Notes payable                                                                           587                 215
                                                                                   --------            --------
   Total liabilities                                                                  1,893               1,859
                                                                                   --------            --------

Preferred stock, Series A, 12% cumulative, $1 par value,
 mandatorily redeemable, 810 shares authorized, 60 shares
 issued and outstanding                                                                  60                  60
                                                                                   --------            --------

Stockholders' equity:
 Common stock, $.04 par value, 25,000 shares authorized,
  5,434 shares issued and outstanding (5,410 shares in fiscal 1997)                     217                 216
 Paid in capital                                                                     12,084              12,056
 Accumulated deficit                                                                 (1,655)             (2,403)
                                                                                   --------            --------
                                                                                     10,646               9,869
Less: Treasury Stock, at cost, 251 shares (251 shares in fiscal 1997)                  (559)               (559)
                                                                                   --------            --------
Total stockholders' equity                                                           10,087               9,310
                                                                                   --------            --------
                                                                                   $ 12,040            $ 11,229
                                                                                   ========            ========

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (000's omitted, except per share amounts)



                                               Three Months Ended            Six Months Ended
                                                   August 31                     August 31
                                                1997       1996               1997      1996
                                               ------     ------             ------    ------

Gross revenues                                 $4,556     $4,386             $9,525    $9,146
Cost of sales                                   2,458      2,403              5,202     4,810
                                               ------     ------             ------    ------
                                                2,098      1,983              4,323     4,336

Selling and administrative expense              1,498      2,540              3,090     5,014
                                               ------     ------             ------    ------

Income (loss) before income taxes                 600       (557)             1,233      (678)

Income tax expense (benefit)                      240       (108)               481      (138)
                                               ------     ------             ------    ------

Net income (loss)                              $  360       (449)            $  752      (540)
                                               ------     ------             ------    ------

Net income (loss)
 per common share                                $.06     $ (.07)              $.12    $ (.09)
                                               ------     ------             ------    ------



See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED AUGUST 31, 1997
                                  (UNAUDITED)
                                 000's omitted
                                 -------------




                                      Common Stock
                                    ----------------                                Less:
                                    Number of   Par     Paid In     Accumulated   Treasury
                                     Shares    Value    Capital       Deficit       Stock     Total
                                    ---------  -----  ------------  -----------   --------   -------

Balance February 28, 1997               5,410   $216       $12,056     $ (2,403)      (559)  $ 9,310

Exercise of options                        24      1            28          ---        ---        29

Net income                                ---    ---           ---          752        ---       752

Dividend declared on convertible
 preferred stock                          ---    ---           ---           (4)       ---        (4)
                                    ---------  -----  ------------     --------   --------   -------

Balance August 31, 1997                 5,434   $217       $12,084     $ (1,655)      (559)  $10,087
                                    =========  =====  ============     ========   ========   =======


           See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)

                                                                                   Six months ended
                                                                                       August 31
                                                                                 1997              1996
                                                                                ------             ------
Cash flows from operating activities:
 Net (loss) income                                                              $  752               (540)
                                                                                ------             ------
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Income tax benefit                                                              ---               (160)
   Income tax expense                                                              481                 22
   Depreciation and amortization                                                   115                233
   Cost assigned to warrants issued                                                ---                 19
   Provision for doubtful accounts                                                  56                396
   Changes in assets and liabilities, net of effect of
     acquisitions and dispositions
     (Increase) in accounts and notes receivable                                  (975)              (688)
     Decrease (increase) in inventory                                              488               (178)
     (Increase) decrease in assets held for sale                                   (52)               232
     (Increase) in prepaid expenses and other assets                                (9)               (74)
     Decrease (increase) in deposits and other assets                                5                 24
     (Decrease) increase in accounts payable and accrued liabilities              (290)               725
     (Decrease) increase in deferred revenue                                      (104)               129
                                                                                ------             ------
     Total adjustments                                                            (285)               680
                                                                                ------             ------
     Net cash provided by operating activities                                     467                140
                                                                                ------             ------

Cash flows from investing activities:
 Increase in short-term investments                                                ---                 50
 Capital expenditures                                                              (74)              (178)
                                                                                ------             ------
     Net cash (used) by investing activities                                       (74)              (128)
                                                                                ------             ------

Cash flows from financing activities:
 Dividend payments on preferred stock                                               (4)               (16)
 Principal payments on notes payable                                               (27)               (53)
 Exercise of options for common stock                                               29                 49
                                                                                ------             ------
     Net cash (used) by financing activities                                        (2)               (20)
                                                                                ------             ------
     Net increase (decrease) in cash and cash equivalents                          391                 (8)

 Cash and cash equivalents at beginning of period                                  314                923
                                                                                ------             ------
 Cash and cash equivalents at end of period                                     $  705             $  915
                                                                                ======             ======




See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                   (000's omitted, except per share amounts)

                                August 31, 1997
                                ---------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of August 31, 1997.

2. The results for the three month and six month periods ended August 31, 1997, are not necessarily indicative of results that may be expected for the fiscal year.

3. Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents, which consist of stock options and warrants. On a fully-diluted basis, net earnings, weighted average shares outstanding and common stock equivalents are adjusted to assume the conversion of preferred stock from the date of issue. For the six and three month periods ended August 31, 1996, primary and fully-diluted earnings per common share do not include common stock equivalents because they are anti-dilutive. Fully diluted earnings per common share are not presented for the three and six month periods ended August 31, 1997 as they are not materially dilutive.

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

   The valuation allowance of $806 at February 28, 1997, which represents 30% of the gross deferred tax assets on that date, was $806, or 36% on August 31, 1997.

5. On July 15, 1997, the Company purchased and resold certain assets of a thermographer in exchange for a payment of $120 and a note payable of $455. The assets consisted of certain equipment, the customer list, and a non-compete agreement from the owners of the business. The Company resold the assets acquired to two franchises in exchange for cash and notes receivable amounting to $535. The remaining assets, approximately $40, are held for sale.

6. On March 1, 1997, the Company acquired certain assets of the Boston, Massachusetts Franchise for $75 cash and forgiveness of amounts owed the Company ($380). This acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired based upon the estimated fair values at the date of acquisition.
   The purchase price associated with the acquisition was recorded as an asset held for sale as it is the Company's intent to resell this Franchise. Operating results of this business acquisition have been included in the Company's consolidated results of operations from March 1, 1997.

   On August 1, 1997, the Company sold the Boston, Massachusetts Franchise and certain assets of that franchise in exchange for a note receivable in the amount of $408. Due to the Company's continuing involvement, no sale has been recorded on this transaction.

7. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128) - Earnings per share
   (EPS). The statement is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 supersedes Accounting Principles Board Opinion No. 15 and replaces primary and fully diluted EPS with basic and diluted EPS. Basic EPS is computed by dividing net income available to common shareholders by the weighted average common shares outstanding. Diluted EPS includes all dilutive potential common shares.

   The Company does not expect the new standard to have a material impact on its financial position and results of operations for fiscal 1998.

The following illustrates the Company's proforma EPS as if FAS 128 had been used in the six and three months ended August 31, 1997:

                                                    6 Months         3 Months
                                                Ended August 31,  Ended August 31,
                                                1997       1996     1997    1996
                                               ------     ------   -----   ------
Earnings (losses) per common share - Basic        .14       (.11)    .07     (.09)
                                   - Diluted      .12       (.11)    .06     (.09)

Diluted losses per share for the six and three months ended August 31, 1996, do not include potential common shares because they are antidilutive.

8. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

   This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

   Management does not expect the new standard to have significant changes in the disclosure requirements for the Company in 1998.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management does not expect the new standard to have a material impact on the disclosure requirements for the Company in 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


                                August 31, 1997
                                ---------------

Results of Operations
---------------------

Total revenues increased $170,000, or 4%, for the three months ended August 31, 1997 as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) sales of paper products ($353,000, or 16%), (ii) royalty revenue ($83,000, or 7%), and a decrease of Company Franchises revenue ($266,000, or 26%) due to the sale of three Company Franchises in August 1996.

Total revenues increased $379,000, or 4%, for the six months ended August 31, 1997, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) sales of paper products ($634,000, or 14%), and (ii) royalty revenue ($71,000, or 3%), and is offset by a decrease in Company Franchises revenue ($326,000, or 16%).

Cost of goods sold as a percentage of revenues was 55% for the three and six months ended August 31, 1997, as compared to 55% and 53%, respectively, for the corresponding periods in fiscal 1997. Although the percentage generally remains stable, it does fluctuate due to periodic changes in the revenue mix.

Selling and administrative expenses represented 33% and 32% of gross revenues for the three and six months ended August 31, 1997, respectively, and 58% and 55% for the corresponding periods in fiscal 1997. Selling and administrative expenses decreased as a percentage of revenues for the current fiscal year due primarily to decreased expenses associated with the (i) Company Franchises' operations (a $620,000, or 35% over the prior year), and (ii) decreased salaries and benefits expense due to staff reductions in October 1996 ($472,000 or 31%), and (iii) reduced general and administrative expense ($839,000 or 62%).

Liquidity and Capital Resources
-------------------------------

During the six months ended August 31, 1997, the Company utilized working capital to make debt payments totalling $27,000, made capital expenditures of approximately $74,000, most of which were dedicated to leasehold improvements, equipment, and furniture, and advanced $120,000 in connection with the purchase and resale of a thermography business.

The Company's cash position improved as a result of better inventory control and enabled the Company to reduce accounts payable $401 or 39%.

The Company plans to continue to improve its working capital and cash positions during fiscal 1998 by focusing its efforts on increasing cash collections and implementing new product lines.

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



                                       BCT INTERNATIONAL, INC.
                                           (Registrant)


Date: 10/9/97                          /s/ William Wilkerson
     ---------------------             -----------------------------------------
                                        William Wilkerson
                                        Chairman & Chief Executive Officer



Date: 10/9/97                          /s/ Michael R. Hull
     ---------------------             -----------------------------------------
                                        Michael R. Hull
                                        Vice President & Chief Financial Officer