Form 10-Q
period 1997-11-30
BCT INTERNATIONAL INC /
filed 1997-12-29
CIK 351541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended November 30, 1997

                                                     Commission File No. 0-10823
                                                                         -------

                             BCT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

        Delaware                                     22-2358849
------------------------               ---------------------------------------
(State of Incorporation)               (I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                33306
--------------------------------------------------              ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (954) 563-1224
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

               Number of shares of common stock outstanding as of
                          December 19, 1997: 5,463,277

                             BCT INTERNATIONAL, INC.



                                      INDEX


                                                                                             PAGE
                                                                                            NUMBER
PART I.           FINANCIAL INFORMATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS -
                  November 30, 1997 and February 28, 1997.......................................2

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
                  for the three months ended November 30, 1997 and November 30, 1996 and the nine months ended November 30, 1997 and November 30, 1996.................3

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                  IN STOCKHOLDERS' EQUITY - for the nine months ended
                  November 30, 1997.............................................................4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-
                  for the nine months ended November 30, 1997 and November 30, 1996.............5

                  Notes to Condensed Consolidated Financial Statements........................6-7

                  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.........................................................8


PART II.          OTHER INFORMATION AND SIGNATURES
                  Signatures....................................................................9


                          PART I. FINANCIAL STATEMENTS

                             BCT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (000's omitted)


ASSETS                                                           November 30, 1997         February 28, 1997
------                                                           -----------------         -----------------
Current assets:
   Cash and cash equivalent                                            $       881               $       314
   Accounts and notes receivable, net of allowance for
     doubtful accounts of $387 ($379 in fiscal 1997)                         2,572                     1,641
   Inventory, net of reserve of $127 ($89 in fiscal 1997)                    2,001                     2,468
   Assets held for sale, net                                                   501                       457
   Prepaid expenses and other current assets                                    73                        66
   Net deferred tax asset                                                      312                       312
                                                                        ----------                ----------
       Total current assets                                                  6,340                     5,258

Accounts and notes receivable, net of allowance
   for doubtful accounts of $835 ($769 in fiscal 1997)                       4,138                     3,209
Property and equipment, less allowance for depreciation
   and amortization of $838 ($675 in fiscal 1997)                              694                       762
Net deferred tax asset                                                         838                     1,569
Deposits and other assets                                                       89                        94
Trademark, net of accumulated amortization of $90 ($81 in 1997)                104                       113
Intangible assets, net of accumulated amortization of $104
  ($93 in 1997)                                                                213                       224
                                                                        ----------                ----------
                                                                       $    12,416               $    11,229
                                                                        ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                    $       490               $     1,032
   Notes payable                                                               105                        49
   Accrued liabilities                                                         385                       291
   Deferred revenue                                                            283                       272
                                                                        ----------                ----------
       Total current liabilities                                             1,263                     1,644

Notes payable                                                                  563                       215
                                                                        ----------                ----------
       Total liabilities                                                     1,826                     1,859
                                                                        ----------                ----------

Preferred stock, Series A, 12% cumulative, $1 par value,
   mandatorily redeemable, 810 shares authorized, 60 shares
   issued and outstanding                                                       60                        60
                                                                        ----------                ----------

Stockholders' equity:
   Common stock, $.04 par value, 25,000 shares authorized,
     5,464 shares issued and outstanding (5,410 shares
     in fiscal 1997)                                                           218                       216
   Paid in capital                                                          12,119                    12,056
   Accumulated deficit                                                   (   1,248)                (   2,403)
                                                                        ----------                ----------
                                                                            11,089                     9,869
Less: Treasury Stock, at cost, 251 shares
   (251 shares in fiscal 1997)                                           (     559)                (     559)
                                                                        ----------                ----------
Total stockholders' equity                                                  10,530                     9,310
                                                                        ----------                ----------
                                                                       $    12,416               $    11,229
                                                                        ==========                ==========


See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (000's omitted, except per share amounts)


                                             Three Months Ended                       Nine Months Ended
                                               November 30,                              November 30,
                                             1997          1996                      1997           1996
                                             ----          ----                      ----           ----
Gross revenues                          $    4,711    $    4,482                  $ 14,236      $  13,628
Cost of sales                                2,612         2,372                     7,814          7,182
                                         ---------     ---------                   -------       --------
                                             2,099         2,110                     6,422          6,446

Selling and administrative expense           1,428         1,989                     4,518          7,003
                                         ---------     ---------                   -------       --------

Income (loss) before income taxes              671           121                     1,904        (   557)

Income tax expense (benefit)                   262            12                       743         (  126)
                                        ----------    ----------                   -------       --------

Net income (loss)                       $      409    $      109                  $  1,161     $   (  431)
                                         =========     =========                   =======      =========

Net income (loss)
   per common share                     $      .07    $      .02                  $    .19     $  (   .07)
                                         =========     =========                   =======      =========


See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED NOVEMBER 30, 1997
                                   (UNAUDITED)
                                  000's omitted
                                  -------------


                                             Common Stock
                                        ---------------------                                       Less:
                                        Number of        Par         Paid In      Accumulated      Treasury
                                         Shares         Value        Capital         Deficit        Stock             Total
                                        -------------------------------------------------------------------------------------
Balance February 28, 1997                 5,410        $   216       $ 12,056      $ ( 2,403)      $(   559)         $  9,310

Exercise of options                          54              2             63            ---            ---                65

Net income                                  ---            ---            ---          1,161            ---             1,161

Dividend declared on convertible
   preferred stock                          ---            ---            ---        (     6)           ---           (     6)
                                         ------         ------         ------        --------       --------          -------

Balance November 30, 1997                 5,464        $   218       $ 12,119      $ ( 1,248)      $(   559)         $ 10,530
                                         ======         ======        =======       =========       ========          =======


           See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000's omitted)


                                                                               Nine months ended
                                                                                  November 30
                                                                           1997                 1996
                                                                       ---------------------------------
Cash flows from operating activities:
   Net income (loss)                                                   $     1,161          $   (   431)
                                                                        ----------           -----------
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
       Income tax benefit                                                      ---              (   143)
       Income tax expense                                                      743                   17
       Depreciation and amortization                                           163                  302
       Cost assigned to warrants issued                                        ---                   28
       Provision for doubtful accounts                                          70                  491
       Changes in assets and liabilities, net of effect of
         acquisitions and dispositions
         (Increase) in accounts and notes receivable                       ( 1,395)             (   911)
         Decrease (increase) in inventory                                      417              (   221)
         (Increase) decrease in assets held for sale                       (    44)                 151
         (Increase) in prepaid expenses and other assets                   (     7)             (   186)
         Decrease (increase) in deposits and other assets                        5              (     1)
         (Decrease) increase in accounts payable and accrued liabilities   (   448)                 762
         (Decrease) increase in deferred revenue                           (    11)                 112
                                                                        ----------         ------------
         Total adjustments                                                 (   507)                 390
                                                                        ----------         ------------
         Net cash provided (used) by operating activities                      654              (    41)
                                                                        ----------         ------------

Cash flows from investing activities:
    Increase in short-term investments                                         ---                   50
    Capital expenditures                                                   (    95)             (   185)
                                                                        ----------           ----------
         Net cash (used) by investing activities                           (    95)             (   135)
                                                                        ----------           ----------

Cash flows from financing activities:
   Dividend payments on preferred stock                                    (     6)             (    21)
   Principal payments on notes payable                                     (    51)             (    80)
   Exercise of options for common stock                                         65                   76
                                                                        ----------           ----------
         Net cash provided (used) by financing activities                        8              (    25)
                                                                        ----------           ----------
         Net increase (decrease) in cash and cash equivalents                  567              (   201)

   Cash and cash equivalents at beginning of period                            314                  923
                                                                        ----------           ----------
   Cash and cash equivalents at end of period                          $       881          $       722
                                                                        ==========           ==========


See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (000's omitted, except per share amounts)

                                November 30, 1997
                                -----------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of November 30, 1997.

2. The results for the three month and nine month periods ended November 30, 1997, are not necessarily indicative of results that may be expected for the fiscal year.

3. Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents, which consist of stock options and warrants. On a fully-diluted basis, net earnings, weighted average shares outstanding and common stock equivalents are adjusted to assume the conversion of preferred stock from the date of issue. For the nine month period ended November 30, 1996, primary and fully-diluted earnings per common share do not include common stock equivalents because they are anti-dilutive. Fully diluted earnings per common share are not presented for the three and nine month periods ended November 30, 1997 as they are not materially dilutive.

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

     The valuation allowance of $806 at February 28, 1997, which represents 30% of the gross deferred tax assets on that date, was $806, or 41% on November 30, 1997.

5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128) - Earnings per share
     (EPS). The statement is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 supersedes Accounting Principles Board Opinion No. 15 and replaces primary and fully diluted EPS with basic and diluted EPS. Basic EPS is computed by dividing net income available to common shareholders by the weighted average common shares outstanding. Diluted EPS includes all dilutive potential common shares.

     The Company does not expect the new standard to have a material impact on its financial position and results of operations for fiscal 1998.

     The following illustrates the Company's proforma EPS as if FAS 128 had been used in the three and nine month periods ended November 30, 1997:


                                                                 3 Months                    9 Months
                                                            Ended November 30,          Ended November 30,
                                                             1997        1996            1997        1996
                                                             ----        ----            ----        ----
     Earnings (losses) per common share  - Basic              .08         .03             .22       ( .09)
                                         - Diluted            .07         .02             .19       ( .09)


     Diluted losses per share for the nine months ended November 30, 1996, do not include potential common shares because they are antidilutive.

  6. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                                November 30, 1997
                                -----------------

Results of Operations
---------------------

Total revenues increased $275,000, or 6%, for the three months ended November 30, 1997 as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to an increase in sales of paper products ($94,000, or 8%), and an increase in Company Franchises revenue ($216,000, or 46%).

Total revenues increased $788,000, or 6%, for the nine months ended November 30, 1997, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) sales of paper products ($728,000, or 10%), (ii) royalty revenue ($36,000, or 1%), and (iii) Company Franchises revenue ($24,000, or 1%). Three Company Franchises operated during the period March 1, 1997 to July 31, 1997 as compared to the operation of five Company Franchises during the same period in the prior year. From August 1 to November 30 in both years, there were two Company Franchises in operation. In January 1997, the Company closed its printing facility and transferred its operations to the Delray Beach Company Franchise. These transferred operations accounted for $126,000 and $607,000 of the Company Franchise revenues for the three and nine months ended November 30, 1997, respectively. Revenues from the printing facility operations were included in paper and printing sales during fiscal 1997.

Cost of goods sold as a percentage of revenues was 55% for the three and nine months ended November 30, 1997, as compared to 53%, respectively, for the corresponding periods in fiscal 1997. The increase in the cost of good sold percentage is reflective of a change in the revenue mix which fluctuates periodically.

Selling and administrative expenses represented 30% and 32% of gross revenues for the three and nine months ended November 30, 1997, respectively, and 44% and 51% for the corresponding periods in fiscal 1997. Selling and administrative expenses decreased as a percentage of revenues for the current fiscal year due primarily to (i) decreased salaries and benefits expense due to staff reductions in October 1996 ($634,000 or 29%), (ii) decreased expenses associated with Company Franchises operations ($465,000, or 20%), (iii) reduced general and administrative expense ($506,000 or 53%), and (iv) a reduction of amounts provided for bad debts as a result of improvement in the ability of debtors to meet their obligations ($422,000 or 86%).

Liquidity and Capital Resources
-------------------------------

During the nine months ended November 30, 1997, the Company utilized working capital to make debt payments totalling $51,000, made capital expenditures of approximately $95,000, most of which were dedicated to leasehold improvements, equipment, and furniture, and advanced $150,000 in connection with purchases of existing thermography businesses, which were subsequently resold.

The Company's cash position improved as a result of better inventory control, enabling the Company to reduce accounts payable $542,000 or 53%.

The Company plans to continue to improve its working capital and cash positions during fiscal 1998 by focusing its efforts on increasing cash collections, implementing new product lines, and pursuing alternative outlets for its existing products.

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




                                  BCT INTERNATIONAL, INC.
                                         (Registrant)


  Date:                            William Wilkerson
       ----------------           ------------------------------------------
                                   William Wilkerson
                                   Chairman



  Date:                            Michael R. Hull
       ----------------           ------------------------------------------
                                   Michael R. Hull
                                   Vice President & Chief Financial Officer