Form 10-K
period 1998-02-28
BCT INTERNATIONAL INC /
filed 1998-05-29
CIK 351541

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended February 28, 1998                        Commission file no. 0-10823
      -----------------                                            -------



                            BCT INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                            DELAWARE                                         22-2358849
--------------------------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation of organization)   (I.R.S. Employer Identification No.)

       3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida  33306
       ----------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:       (954) 563-1224
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant, at May 15, 1998 was approximately $10,444,976.

     The number of shares outstanding of Registrant's Common Stock, par value $.04 per share, at May 15, 1998 was 5,573,589.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE
                                     ----

This document consists of 36 pages.

The Index to exhibits appears on page 16.

Item 1.  Business
-------  --------

     (a)  General
          -------

     BCT International, Inc. (the "Company") is a holding company with one direct wholly-owned subsidiary: Business Cards Tomorrow, Inc., a Florida corporation ("BCT"). BCT operates the Business Cards Tomorrow franchise system,
the world's largest wholesale franchise printing chain.   Since its founding in
1975, the system has grown to include 88 "Business Cards Tomorrow Franchises" (the "Franchises") specializing in thermography products for resale by retail printing providers in 38 states and Canada. One Franchise -- located in Delray Beach, Florida, is owned by BCT through wholly-owned subsidiaries. Another subsidiary of BCT owns 70% of the Louisville, Kentucky, Franchise and the remaining 30% is owned by third parties who manage day to day operations.

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


     (b) Narrative description of the business
         -------------------------------------

Business Cards Tomorrow, Inc.
-----------------------------
                                    General
                                    -------

     The Franchises typically operate through the placement of business card, stationery, rubber stamp and labels catalogs with commercial and retail "quick" printers, office superstores, forms brokers, office supply companies and stationers in the Franchises' trade areas (collectively, "Dealers"). The Dealers secure orders from their customers for thermographed printed products and other printed matter which are normally picked up daily by the Franchises' route drivers, who also deliver products previously ordered. The Franchises specialize in the "fast turnaround" of their products, delivering many items, such as business cards, in one business day, with most products being delivered within two days of the date of order. While most Franchises receive at least some orders by mail, fax and electronic communication, this normally does not constitute a major portion of a Franchise's business.

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

     PPP is a supplier of paper products for the BCT Franchises. PPP purchases raw paper directly from paper mills and paper brokers and utilizes the services of converters to convert the raw material to finished paper products. In addition, certain conversion functions are performed "in house". PPP utilizes three public storage facilities located strategically throughout the United States to house and ship out paper products to the Franchises.

     BCT markets its franchise operations to potential franchisees through major business newspapers as well as printing trade publications. The development of a specific market is determined by a number of different criteria, including resources available, customer base and operating efficiencies. BCT has developed the BCT network primarily through the sale of franchises to third parties. BCT indirectly owns and operates two Franchises described in Item 1(a) above (the "Company Franchises"). BCT Franchises are located throughout the Continental U.S., Hawaii and Canada.

     BCT derives revenues from six principal sources: (i) royalties, which are based on a percentage of sales from the BCT Franchises; (ii) franchise fees from newly franchised Franchises and resale fees from the resale of operating Franchises; (iii) sales of paper products to franchisees; (iv) catalog and miscellaneous equipment and parts sales classified as printing sales; (v) gross revenue from the Company Franchises; and (vi) sales of additional Territories to existing franchisees.

     As of May 15, 1998, 88 BCT Franchises are in operation in 38 states and Canada. The current number of Franchises compares with 98 and 100 Franchises in operation on May 1, 1997 and 1996, respectively. The decrease in the number of franchises is the result of several instances of Franchises combining the operations of multiple Franchises into one Franchise. Total BCT system sales reached approximately $96,000,000 and $91,000,000 for the years ended December 31, 1997 and 1996, an average of $1,057,000 and $919,000, respectively, per Franchise. Total and average sales were $84,000,000 and $853,000, respectively, for fiscal 1996. On April 6, 1998, BCT entered into an agreement for a Franchise to be located in Buenos Aires, Argentina.

     BCT receives either a 5% or 6% royalty fee based on gross BCT Franchisee sales for original 15 - 25 year contracts. The royalty fee is dependent on the initial franchise agreement date. Generally, agreements dated through mid-1986 carry 5% royalties. Thereafter, the 6% royalty applies. Certain franchise
agreements are up for renewal.   For fiscal years ended 1998, 1997, and 1996,
continuing franchise royalties comprised approximately 25%, 27% and 27% of total revenue, respectively. PPP sales to the franchisees for fiscal years ended 1998, 1997, and 1996 were approximately 60%, 53%, and 47% of total revenue, respectively.

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

                                   Franchises
                                   ----------

     BCT's franchise agreements with individual Franchises are typically for a 15-to-25 year period and are renewable for additional 10-year periods. The right to renew is contingent upon the Franchise not being in default under any material term of the franchise agreement. BCT may terminate a franchise agreement under certain circumstances where the franchisee is in material default under the franchise agreement and has not cured such default(s) after notice from BCT. BCT's existing franchise agreements with individual Franchises have an average remaining term of approximately 17 years. One Franchise comes up for renewal in fiscal 1999, and in the subsequent 10 years, 18 Franchises come up for renewal.

     The Company does not expect to generate significant revenues from the sale of new Franchises in the foreseeable future. The Company intends to focus its growth strategy on increasing sales by existing Franchises.

                                  Competition
                                  -----------

     The Company and its franchisees compete with other franchisors, franchisees and independent operators in the graphic arts industry. While the Company believes that its BCT franchise system is the leading supplier of thermographed business cards to printers throughout the United States (supported by the May 1993 Quick Print Magazine "Supply and Services Survey," indicating a 23% market share in the brokered printing category for business cards), there can be no assurance that competitors will not imitate or improve upon the Company's business strategy. BCT's major national competitors are Regency Thermographers and Carlson Craft, and American Wholesale Thermographers, Inc.; however, BCT's franchisees also compete with numerous local and regional operations. BCT's franchisees compete primarily on the basis of turnaround time, quality and close customer contact.

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

                            Research and Development
                            ------------------------

     The Company performs ongoing research and development, seeking improvements in the operating procedures and products of its Franchises and development of proprietary software. These activities are primarily done at the Company
Franchises and at the Company's corporate headquarters.   Also, the Company
often requests individual franchisees to perform tests of various equipment, materials or techniques in an actual production environment. The Company has done extensive research and development in the use of an internet based order entry and distribution system.

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

                                   Employees
                                   ---------

     The Company has 90 employees, all of whom are located at either (i) the Company's corporate headquarters in Fort Lauderdale, Florida, or (ii) the Company Franchises in Delray Beach, Florida and Louisville, Kentucky.


       Financial Information Relating to Foreign and Domestic Operations
       -----------------------------------------------------------------

                            February 28,  February 28,   February 29,
                                1998          1997           1996
                            ------------  -------------  ------------
Revenue:
 Foreign operations          $   924,000   $   969,000    $   922,000
 Domestic operations         $18,481,000   $16,776,000    $16,668,000

Operating Profit (Loss):
 Foreign operations          $   118,000   $   (22,000)   $   123,000
 Domestic operations         $ 2,300,000   $  (385,000)   $   823,000

Identifiable Assets:
 Foreign operations          $   355,000   $   356,000    $   312,000
 Domestic operations         $13,802,000   $10,873,000    $10,426,000


Item 2.  Properties
-------  ----------

     The Company's corporate headquarters are located at 3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida, and occupy approximately 7,500 square feet. The lease on this facility continues to October 2002 at a monthly rental of approximately $9,800.

     The Delray Beach, Florida, Company Franchise utilizes a 6,000 square foot facility, which is leased for a monthly rental of $3,700. The lease on this facility continues through April 2000.

     The Louisville, Kentucky, Company Franchise utilizes a 5,000 square foot facility, which is leased for a monthly rental of $1,400. The lease on this facility continues through September 1999.

     The Woburn, Massachusetts location, formerly occupied by a Company Franchise, is currently being marketed for sublease. The monthly rental of $3,300 on this 4,500 square foot facility continues through February 2001.

     Management believes that existing facilities are adequate for the foreseeable future.

Item 3.  Legal Proceedings
-------  -----------------

     No material matters.

Item 4.  Submission of Matters to a Vote of Securities Holders
-------  -----------------------------------------------------

     No matters were submitted to a vote of securities holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended February 28, 1998.

Item 5.  Market for Registrant's Common Stock and Related Security Holder
-------  --------------------------------------------------------- ------
         Matters
         -------

     The Company's Common Stock is traded on the National Market tier of the NASDAQ Stock Market under the symbol "BCTI".

     The following table sets forth, for the quarters indicated, the high and low closing price for the Common Stock as reported on the NASDAQ National Market.


        Fiscal Quarters                       High                Low
        ---------------                       -----              -----

1997    First Quarter                         $4.38              $3.00
        Second Quarter                        $3.62              $2.75
        Third Quarter                         $4.38              $3.12
        Fourth Quarter                        $5.00              $2.50

1998    First Quarter                         $3.80              $2.00
        Second Quarter                        $3.75              $2.50
        Third Quarter                         $3.62              $2.62
        Fourth Quarter                        $3.43              $2.37

1999    First Quarter (through May 15, 1998)  $3.75              $2.68

     On May 15, 1998, the closing price per share of common stock, as reported by NASDAQ, was $3.06.

     There is currently no established public trading market for any securities of the Company other than the common stock.

     The approximate number of holders of record of the Company's common stock as of May 15, 1998 was 835.

     During the fiscal years ended February 28, 1998 and 1997 and February 29, 1996, no cash dividends were declared on the outstanding Common Stock. The Company has no plans to pay any dividends on the common stock.

Item 6.  Selected Financial Data  (000's omitted)
-------  -----------------------


OPERATIONS
 for the fiscal year ended:                    FEB. 28, 1998  FEB. 28, 1997    FEB. 29, 1996   FEB. 28, 1995   FEB. 28, 1994
                                               -------------  --------------   -------------   -------------   -------------
REVENUES:
 Royalties and franchise fees                        $ 4,921         $ 4,852         $ 4,820         $ 4,540         $ 4,004
 Paper and printing sales                             11,734          10,118           9,159           7,585           7,400
 Company franchise sales                               2,383           2,529           2,305             852             651
 Sales of franchises                                      44              40             870             466             957
 Interest and other income                               323             206             436             130             109
                                                     -------         -------         -------         -------         -------
                                                      19,405          17,745          17,590          13,573          13,121
                                                     -------         -------         -------         -------         -------

EXPENSES:
 Cost of paper and printing sales                      9,857           8,823           7,796           6,657           6,376
 Operating expenses of company
  franchises                                           2,760           3,262           3,277           1,120             802
 Cost of franchises sold                                 ---             ---             521             326             691
 Selling, general and
  administrative                                       4,171           5,820           4,880           4,212           4,146
 Depreciation and amortization                           199             247             170             227             338
                                                     -------         -------         -------         -------         -------
                                                      16,987          18,152          16,644          12,542          12,353
                                                     -------         -------         -------         -------         -------

Income (loss) before income taxes                      2,418          (  407)            946           1,031             768
Income tax provision (benefit)                           853          (   22)         (  195)         (  124)         (   93)
                                                     -------         -------         -------         -------         -------

Net income (loss)                                    $ 1,565         $(  385)        $ 1,141         $ 1,155         $   861
                                                     =======         =======         =======         =======         =======

Earnings (loss) per common share:

Net income (loss)
  Basic                                              $   .30         $  (.08)        $   .22         $   .34         $   .31
                                                     -------         -------         -------         -------         -------
  Diluted                                            $   .28         $  (.08)        $   .20         $   .23         $   .25
                                                     -------         -------         -------         -------         -------

Total assets                                         $14,157         $11,229         $10,738         $10,018         $ 7,781
Long-term debt                                       $   539         $   215         $     5         $    48         $   459
Preferred stock                                      $    60         $    60         $   260         $   810         $ 1,622
Net working capital                                  $ 5,032         $ 3,614         $ 4,633         $ 5,542         $ 1,067
Stockholders' equity (1)                             $11,073         $ 9,310         $ 9,374         $ 7,759         $ 2,290

(1) During the five fiscal years ended February 28, 1998, no cash dividends have been declared on the common stock outstanding.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

Total revenue for fiscal 1998 increased by $1,660,000 or 9% over the prior fiscal year. Royalty revenue increased by $69,000 or 1%; paper and printing sales increased by $1,616,000 or 16%, and revenue from Company Franchises decreased $146,000 or 6%. Revenue growth was attributable to the overall revenue growth of the BCT system, continued increased market penetration by PPP, the introduction of labels to the revenue mix of the BCT system and the corresponding sale of labels materials and supplies by PPP. The decrease in Company Franchise revenue resulted from the Company operating a weighted average of 2.4 Company Franchises in fiscal 1998 as compared with a weighted average of
3.5 in fiscal 1997. Interest and other income increased $117,000 or 57% due to the Company's increase in trade notes receivable.

Cost of goods sold as a percentage of revenues was 51%, 50% and 47%, respectively, for fiscal years ended 1998, 1997 and 1996. Fluctuations in this percentage primarily result from changes in the revenue mix. Selling, general and administrative expenses represented 21%, 33% and 28% of gross revenues in fiscal 1998, 1997 and 1996, respectively. The decrease in fiscal 1998 was the result of applying the cost containment begun in fiscal 1997 for a full year. In addition, selling, general and administrative cost in fiscal 1997 included a loss of $130,000 incurred by the Company relating to its freight auditing company as well as a writedown of certain assets relating to the social stationery program amounting to $144,000.

Losses at Company Franchises were $377,000 in fiscal 1998 versus losses of $733,000 in fiscal 1997. The reduction of losses resulted from the decrease in the weighted average number of Company Franchises in operation during fiscal 1998.

Fiscal 1997 Compared to Fiscal 1996
-----------------------------------

     Total revenue for fiscal 1997 increased by $155,000 or 1% over the prior fiscal year. Royalty revenue increased by $32,000 or 1%; paper and printing sales increased by $959,000 or 10%; revenue from Company Franchises increased by $866,000 or 82%; revenue from Company Franchises held for sale decreased by $642,000 or 51%; revenue from the sales of franchises decreased by $830,000 or 95% and interest and other income decreased by $230,000 or 53%. Revenue growth was attributable to the overall revenue growth of the BCT system, increased market penetration by Pelican Paper, and a complete year of revenue from the Company Franchises. Revenue growth was tempered by an increase in the number of franchises participating in the renewal royalty scale, and a decrease in revenues from Company Franchises held for sale as current year revenue includes revenue from three Franchises versus five in the prior year. In addition, Franchise sales decreased as a result of the sale of one Franchise in fiscal 1997 versus sales of two Franchises, a Facility, two territories and a Company Franchise is fiscal 1996.

     Cost of goods sold as a percentage of revenue was 50%, 47% and 51%, respectively, for fiscal years ended 1997, 1996 and 1995. Although the percentage generally remains stable, it does fluctuate due to periodic changes in the revenue mix. Selling, general and administrative expenses represented 33%, 28% and 31% of gross revenues in fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, management focused on the sale of Company owned Franchises held for sale and on cost containment as it related to BCT operations.

     In fiscal 1997, losses of $733,000 were incurred by the Company Franchises as compared to losses of $972,000 in fiscal 1996. The Company Franchises in Marietta, Georgia; Riverside, California; and Newbury Park, California were sold in August 1996.

     In addition, the Company discontinued its social stationery program in fiscal 1997. As a result, provision was made for inventory obsolescence; and certain assets related to development of the social catalog were written off. The aggregate charge to fiscal 1997 earnings was $270.

Liquidity and Capital Resources
-------------------------------

  The Company generated cash from operations of $864,000 during the fiscal year ended February 28, 1998. The Company employed the cash generated to make capital expenditures of $88,000, primarily for equipment at the Company Franchises, acquisitions of $195,000 relating to the Boston Franchise repurchase and the purchase of an independent thermography business which was resold, and to make principal payments on debt of $75,000. The remainder of cash generated from operations and from stock options which were exercised by their holders ($205,000) were retained to fund day to day operations of the business.

     The Company's cash generated from operations was reduced by the Company's commitment to the franchise network in the form of note financing for acquisitions and to finance certain current obligations of the franchise owners.

     The Company intends to continue to improve its working capital and cash positions during fiscal 1999 by focusing its efforts on cash collections and maintaining current inventory levels. Further, the Company intends to pursue new channels of distribution for its current products and continue to develop and improve new and existing product offerings such as labels and rubber stamps.

     The Company believes that internally generated funds will be sufficient to satisfy the Company's working capital and capital expenditure requirements for the foreseeable future; however, there can be no assurance that external financing will not be needed or that, if needed, it will be available on commercially reasonable terms.

     Certain information contained in this annual report, particularly information regarding future economic performance and finances, plans and objectives of management, constitutes "forward-looking statements" within the meaning of the federal securities laws. In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the wholesale printing industry, which is intense; changes in general economic conditions; technological changes; changes in customer tastes; legal claims; the continued ability of the Company and its franchisees to obtain suitable locations and financing for new Franchises as well as expansion of existing Franchises; governmental initiatives, in particular those relating to franchise regulation and taxation; and risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.


Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

         The financial statements and schedules listed in the accompanying Index to consolidated financial statements and schedules on page D-1 are filed as a part of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None


Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

                                                                                        Date Elected
Name                         Age             Position                                   Or Appointed
----                         ---             --------                                   --------------
William Wilkerson            56              Chairman of the Board                      January 1978

James H. Kaufenberg          56              Chief Executive Officer, President
                                             and Director                               September 1996

Michael R. Hull              44              Chief Financial Officer, Treasurer
                                             and Secretary                              May 1996

Thomas J. Cassady            76              Director                                   April 1988

Alvin Katz                   68              Director                                   October, 1996

Henry A. Johnson             63              Director                                   February 1975

Bill LeVine                  78              Director                                   May 1992

Peter Gaughn                 42              Director                                   April 1998

     William Wilkerson has been Chairman of the Board and a Director of the Company since January 1986. He was Chief Executive Officer of the Company from May 1988 until October 1997. He was President and Chief Executive Officer of Business Cards Tomorrow, Inc. (a Florida corporation) from January 1978 to January 1982 and Chairman from January 1982 to January 1986.

     James H. Kaufenberg joined the Company in September 1996 and served as President and Chief Operating Officer. In October 1997, Mr. Kaufenberg was appointed Chief Executive Officer and was appointed to the Board of Directors. Previously, he was President and Chief Executive Officer and a Director of Insty-Prints, Inc. since September 1989. Mr. Kaufenberg has an extensive background in general and financial management in the paper, manufacturing and technology industries. From November 1984 to October 1989, he was Chief Financial Officer of CPT Corporation based in Minnesota. From May 1983 to October 1984, he was President and Chief Executive Officer of Daycom Corporation based in Dayton, Ohio. Before that, Mr. Kaufenberg was President and General Manager of Miami Paper Corporation in Dayton, Ohio. Mr. Kaufenberg graduated with distinction from the University of Nebraska in 1969 and earned his CPA in 1970.

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

     Henry A. Johnson, founder of BCT, has been a Director of the Company since January 1986. From January 1986 until October 1988, he was Senior Vice President/Operations of the Company. In February 1989, he accepted the additional responsibilities of Executive Vice President of BCT. Previously, he was Senior Vice President/Operations for Business Cards Tomorrow, Inc. (a Florida corporation), from January 1978. In March 1990, he retired from his position with BCT. Since March 1991, Mr. Johnson has owned and operated a private printing business, Colorful Copies, located in Las Vegas, Nevada.

     Bill LeVine became a Director of the Company in May 1992. Mr. LeVine is the pioneer of the quick printing industry. He founded Postal Instant Press (PIP Printing) in 1967 and served as its Chairman, Chief Executive Officer and President until January 1988. Since that time, he has focused on private investments. Since 1992, Mr. LeVine has been a Director of Fast Frame, Inc. Mr. LeVine has been a Director of Mellon First Business Bank, Los Angeles, California, since 1982, Rentrak Corporation, formerly National Video, Portland, Oregon, since 1987 and California Closets, Inc., San Francisco, California since 1994.

     Peter Gaughn became a Director of the Company in April 1998. He currently serves as President and Chief Executive Officer and Director of PIP Printing, a position he has held since February 1995. Previously, Mr. Gaughn was President and Chief Operating Officer of the Company from August 1989 to January 1995.

Compliance with Section 16 (a) of the Exchange Act

     The Company has reviewed the Forms 3 and 4 and amendments thereto furnished to it pursuant to SEC Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year. Based solely on such review, the Company is aware of one instance involving a late filing of a required Form by a person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock. A Form 4 relating to the exercise of options to purchase common stock by the Chairman of the Company was received by the Securities and Exchange Commission one day after the filing deadline.

Item 11.  Executive Compensation
--------  ----------------------

          (a) Board Compensation Committee Report on Executive Compensation

          The Compensation Committee of the Board of Directors, which is comprised of non-employee directors, has overall responsibility to review and recommend broad-based compensation plans for executive officers of the Company and its BCT subsidiary to the Board of Directors. One of the members of the Compensation Committee, Mr. LeVine, has invested significant sums of money in the Company. (See Item 13. "Certain Relationships and Related Transactions"). Pursuant to recently adopted rules designed to enhance disclosure of companies' policies toward executive compensation, set forth below is a report submitted by Mr.

LeVine in his capacity as the remaining member of the Board's Compensation Committee following the March 1998 death of the other member, Raymond Kiernan, addressing the Company's compensation policies for fiscal 1998 as they affected the Company's executive officers generally and Mr. William A. Wilkerson, Chairman of the Board (and Chief Executive Officer until October 1997), and Mr. James H. Kaufenberg, President and Chief Executive Officer of the Company since October 1997.

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

Relationship of Performance Under Compensation Plans

     Compensation paid Messrs. Wilkerson and Kaufenberg in fiscal 1998, as reflected in the following Tables, consisted of base salary. In addition, as indicated in the Tables, in fiscal 1998 the Compensation Committee awarded stock options to Mr. Wilkerson.

Annual Bonus Arrangements

     The Company's annual bonuses to its executive officers, as indicated above, are based on both objective and subjective performance criteria. Objective criteria include actual versus target annual operating budget performance and actual versus target annual income growth. Target annual income growth and target annual operating budgets utilized for purposes of evaluating annual bonuses are based on business plans which have been approved by the Board of Directors. Subjective performance criteria encompass evaluation of each officer's initiative and contribution to overall corporate performance, the officer's managerial ability, and the officer's performance in any special projects that the officer may have undertaken. Performance under the subjective criteria was determined at the end of fiscal 1998 after informal discussions with other members of the Board.

Mr. Wilkerson's Fiscal 1998 Compensation

     During fiscal 1993, the Compensation Committee approved a seven year employment contract for Mr. Wilkerson for fiscal years beginning in fiscal 1994. All of Mr. Wilkerson's fiscal 1997 compensation was paid pursuant to this contract. In June 1997, Mr. Wilkerson's contract was extended for an additional three year term. The agreement calls for minimum annual remaining salary amounts of $300,000 during the employment term.

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

Mr. Kaufenberg's Fiscal 1998 Compensation

     During fiscal 1997, the Committee approved the terms of Mr. Kaufenberg's employment. Under the terms of his employment, if Mr. Kaufenberg is terminated for any reason, he is entitled to receive six months of severance pay. Mr. Kaufenberg's compensation in fiscal 1998 consisted of a base salary plus a bonus arrangement based upon the achievement of certain levels of profitability by the Company.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE COMPANY'S BOARD OF DIRECTORS:

          BILL LEVINE

(c)  Compensation Tables

     The following tables set forth the compensation received for services in all capacities to the Company during its fiscal years ended February 28, 1998, and February 28, 1997, and February 29, 1996, by the executive officers of the Company as to whom the total salary and bonus in the most recent year exceeded $100,000.

                            BCT INTERNATIONAL, INC.
                            -----------------------
                           SUMMARY COMPENSATION TABLE
                           --------------------------
                        FISCAL YEARS 1998, 1997 AND 1996
                        --------------------------------
                                 000'S OMITTED
                                 -------------


                                                                                         LONG-TERM
                                ANNUAL COMPENSATION                                  COMPENSATION AWARDS
--------------------------------------------------------------------------------------------------------
                                   FISCAL                                  FORM OF PAYMENT
                                                                          -----------------
NAME              POSITION          YEAR     SALARY           BONUS       CASH       SHARES      OPTIONS
----              --------         ------    ------           -----       ----       ------      -------

W.A. Wilkerson    Chairman of        1998    $  294 (1)      $  50       $  344         ---           70 (5)
                  the Board          1997    $  312 (1)      $ ---       $  300         ---           50 (2)
                                     1996    $  287 (1)      $  10       $  297         ---          ---

J.H. Kaufenberg   Chief Executive    1998    $  150 (6)      $ 150       $  300         ---          ---
                  Officer and        1997    $  120 (3)      $  10       $  130         ---          200 (4)
                  President

M.R. Hull         Chief Financial    1998    $   88          $  31       $  119         ---          ---
                  Officer, Secretary 1997    $   68          $ ---       $   68         ---           15 (7)
                  and Treasurer

(1)  Salary for fiscal 1998, 1997 and 1996 includes a $12 car allowance.
(2)  Options granted in fiscal 1997 all of which immediately vested.
(3)  Includes a $50 non-accountable moving allowance.
(4) Options granted in fiscal 1997, which vest in equal installments over a four year period ending in fiscal 2001.
(5)  Options granted in fiscal 1998, all of which immediately vested.
(6)  Salary includes an $10 car allowance.
(7) Options granted in fiscal 1997, which vest in equal installments over a three year period ending in fiscal 2000.

                            BCT INTERNATIONAL, INC.
                            -----------------------
                   AGGREGATED OPTION EXERCISES AND YEAR-END
                   ----------------------------------------
                         OPTION VALUES FOR FISCAL 1998
                         -----------------------------
                                 000'S OMITTED
                                 -------------

                                                                         NUMBER OF       VALUE OF
                                                                         UNEXERCISED     IN-THE-MONEY
                                                                         OPTIONS AT      OPTIONS AT
                                           SHARES                        2/28/98 (#)     2/28/98 ($)
                                           ACQUIRED ON   VALUE           EXERCISABLE/    EXERCISABLE/
NAME                      POSITION         EXERCISE #    REALIZED ($)    UNEXERCISABLE   UNEXERCISABLE
----                      --------         -----------   ------------    -------------   -------------
W.A. Wilkerson            Chairman of
                          the Board            25           $   37           329 / 0         $11 / $0

J.H. Kaufenberg           Chief Executive
                          Officer and         ---           $  ---            50 / 150       $ 0 / $0
                          President

M.R. Hull                 Chief Financial     ---           $  ---             5 / 10        $ 0 / $0
                          Officer, Secretary
                          and Treasurer

                            BCT INTERNATIONAL, INC.
                            -----------------------
                       EXECUTIVE MANAGEMENT COMPENSATION
                       ---------------------------------
                       OPTION GRANTS IN FISCAL YEAR 1998
                       ---------------------------------
                                 000'S OMITTED
                                 -------------

                                                                                          POTENTIAL
                                                                                          REALIZABLE VALUE
                                                                                          AT  ASSUMED
                                              % OF TOTAL                                  ANNUAL RATES OF
                                              OPTIONS                                     STOCK PRICE
                                    OPTIONS   GRANTED TO   EXERCISE      EXPIRATION       APPRECIATION
NAME                  POSITION      GRANTED   EMPLOYEES    PRICE         DATE             FOR OPTION TERM
----                  --------      -------   ---------    -----         ----             ---------------
                                                                                          5% ($)   10% ($)
W.A. Wilkerson        Chairman of
                      the Board         70       74%       $2.88         8/10/07             $127 / $321

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     The following table sets forth as of May 15, 1998, information with respect to the only persons known to the Company to be beneficial owners of more than 5% of the Company's outstanding Common Stock (excluding treasury stock), as well as the beneficial ownership of all directors and officers of the Company individually and all directors and officers as a group. Based on the information available to the Company, except as set forth in the accompanying footnotes, each person has sole investment and voting power with respect to the shares of common stock indicated. At May 15, 1998, 5,573,589 shares of Common Stock were outstanding.

                                                                               PERCENT OF
                                              NUMBER OF SHARES                 OUTSTANDING
NAME                                       BENEFICIALLY OWNED (1)             COMMON STOCK
----                                       ----------------------             -------------
Certain Beneficial Owners:

Steven N. Bronson                                635,320  (2)                       10.95%
 Barber & Bronson, Inc.
 2101 West Commercial Blvd., Suite 1500
 Fort Lauderdale, Florida  33309

Officers and Directors:

William A. Wilkerson                           1,318,808  (3)                       22.33%
Bill LeVine                                      697,532  (4)                       12.35%
Henry A. Johnson                                 154,347  (5)                        2.75%
Thomas J. Cassady                                 38,750  (6)                         .69%
Alvin Katz                                        22,500  (7)                         .40%
James H. Kaufenberg                               54,500  (8)                         .97%
Peter T. Gaughn                                   53,500  (9)                         .95%
Michael R. Hull                                    5,000 (10)                         .09%

Officers and Directors
as a group (8 persons)                         2,344,937 (11)                       38.04%

--------------------
(1) This column sets forth shares of Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13D-3 of the Securities and Exchange Commission ("SEC").

(2)  Includes 228,750 shares covered by currently exercisable warrants.

(3) Includes 331,250 shares covered by currently exercisable stock options and warrants.

(4)  Includes 73,750 shares covered by currently exercisable stock options.

(5)  Includes 31,250 shares covered by currently exercisable stock options.

(6)  Includes 22,500 shares covered by currently exercisable stock options.

(7)  Includes 22,500 shares covered by currently exercisable stock options.

(8)  Includes 52,500 shares covered by currently exercisable stock options.

(9)  Includes 52,500 shares covered by currently exercisable stock options.

(10) Includes 5,000 shares covered by currently exercisable stock options.

(11) Includes 591,250 shares covered by currently exercisable stock options and warrants.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     In February 1996, a company of which Mr. Wilkerson, the Chairman of the Board, is a 50% shareholder, purchased the Honolulu, Hawaii, Company Franchise for a total purchase price of $400,000 plus accounts receivable and inventory. The purchase price is payable pursuant to a $325,000 promissory note, representing an assumption of the prior franchisee's debt to the Company, and a $108,000 promissory note representing the value of the inventory and accounts receivable acquired. The $325,000 note bears interest at 8% per year and requires equal monthly payments of principal and interest for 10 years based on a 15-year amortization, with a balloon payment due at the end of 10 years. The $108,000 note bears interest at 8% per year and is payable in five years pursuant to equal monthly payments of principal and interest. During 1997, the Company advanced an additional $65,000 to the Hawaii Franchise in exchange for three demand notes bearing interest of 8%. These notes are secured by pledges of substantially all of the assets of the Hawaii Franchise, as well as the personal guarantees of the shareholders.

     The Hawaii Franchise is 21 months behind on payments under the $325,000 note and 21 months behind on payments under the $108,000 note. Further, the Hawaii Franchise's debt to the Company for paper purchases, royalties and other advances totalling $131,414 is more than 90 days past due as of May 15, 1998. In April 1998, the Company advanced $102,000 to the other 50% shareholder who is an owner of another BCT franchise to fund a buyout by the manager of the Hawaii Franchise. The proposed buyout transaction has not been concluded.

     The Company has thus far elected not to exercise its contractual rights to declare a default, accelerate the Hawaii Franchise's indebtedness and foreclose its security interest in the Franchise's assets. This election has been made in accordance with the Company's policy of working closely with troubled franchisees in an attempt to restore their financial and operating health and of taking legal action to collect debts and repossess assets only when the troubled Franchise appears unable to be successfully turned around. In the case of the Hawaii Franchise, which was in very poor financial and operating condition when acquired by Mr. Wilkerson's company, the Company believes that the operating performance of the Franchise has improved significantly in recent months and that, by continuing its current posture, the Company will maximize the probability of making the Hawaii Franchise a successful Franchise contributing to the Company's long-term profitability.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

        (a)  Financial Statements and Financial Statement Schedules

                See index to Financial Statements on page 17

        (b)  Reports of Form 8-K

                June 12, 1997 Report on Form 8-K is incorporated herein by reference.

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

            10.2 Amendment dated June 12, 1997 to employment agreement between the Company and William A. Wilkerson.

            10.3 Agreement dated January 1, 1993 between Business Cards Tomorrow, Inc. and Hence/EDP, as filed with the SEC as Exhibit
                  10.5 to the Company's report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference.

            10.4 Asset Purchase Agreement dated February 23, 1996, between BCT and E.V. Antrim, Rosemary R. Antrim and William A. Wilkerson, is filed with the SEC as Exhibit 10.3 to the Company's report on Form 10-K for the fiscal year ended February 28, 1997 is incorporated herein by reference.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BCT INTERNATIONAL, INC.
                                 (Registrant)


 DATE:                       By: /s/ James H. Kaufenberg
      ---------------------      -----------------------------------------------
                                 James H. Kaufenberg
                                 President, Chief Executive Officer and Director


 DATE:                      By:  /s/ Michael R. Hull
      ---------------------      -----------------------------------------------
                                 Michael R. Hull
                                 Vice President, Treasurer &
                                 Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


/s/ William Wilkerson                           /s/ Henry A. Johnson
---------------------------------------         --------------------------------
William Wilkerson                               Henry A. Johnson
Chairman of the Board & Director                Director

Date:                                           Date:


/s/ Thomas J. Cassady                           /s/ Bill LeVine
---------------------------------------         --------------------------------
Thomas J. Cassady                               Bill LeVine
Director                                        Director

Date:                                           Date:


/s/ Alvin Katz                                  /s/ Peter Gaughn
---------------------------------------         --------------------------------
Alvin Katz                                      Peter Gaughn
Director                                        Director

Date:                                           Date:

                            BCT INTERNATIONAL, INC.
                            -----------------------

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
           --------------------------------------------------------


Financial Statements:                                                                   Page Numbers
--------------------                                                                    ------------
 Report of Independent Certified Public Accountants                                     D-2

 Consolidated Balance Sheets at February 28, 1998 and February 28, 1997                 D-3

 Consolidated Statements of Operations for the fiscal years ended February 28, 1998
        and 1997, and February 29, 1996                                                 D-4

 Consolidated Statements of Changes in Stockholders' Equity
        for the fiscal years ended February 28, 1998 and 1997, and February 29, 1996    D-5

 Consolidated Statements of Cash Flows for the fiscal years ended February 28, 1998
        and 1997, and February 29, 1996                                                 D-6

 Notes to Consolidated Financial Statements                                             D-7 to D-17

Schedules:
---------

 For the fiscal years ended February 28, 1998 and 1997, and February 29, 1996:

 VIII   Valuation and Qualifying Accounts                                               D-18

 X      Supplementary Income Statement Information                                      D-19

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


To the Board of Directors and Stockholders of BCT International, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BCT International, Inc. and its subsidiaries at February 28, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Fort Lauderdale, Florida
April 30, 1998

BCT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS                                         February 28, 1998    February 28, 1997
      000's omitted                                                 -----------------    ------------------
ASSETS
------
Current Assets:
  Cash and cash equivalents                                              $  1,018             $    314
  Accounts and notes receivable, net                                        2,482                1,641
  Inventory                                                                 2,423                2,468
  Assets held for sale                                                        514                  457
  Prepaid  expense and other current assets                                   160                   66
  Deferred income taxes                                                       919                  312
                                                                         --------             --------
       Total current assets                                                 7,516                5,258

Accounts and notes receivable, net                                          5,376                3,209
Property and equipment at cost, net                                           651                  762
Deferred income taxes                                                         214                1,569
Deposits and other assets                                                      89                   94
Trademark and other intangible assets                                         311                  337
                                                                         --------             --------
                                                                         $ 14,157             $ 11,229
                                                                         ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                                       $  1,264             $  1,032
  Notes payable                                                               105                   49
  Accrued liabilities                                                         777                  291
  Deferred revenue                                                            339                  272
                                                                         --------             --------
       Total current liabilities                                            2,484                1,644

Notes payable                                                                 539                  215
                                                                         --------             --------
       Total liabilities                                                    3,025                1,859
                                                                         --------             --------
Commitments and contingencies (Note 9)                                        ---                  ---
                                                                         --------             --------
Preferred stock, Series A, 12% cumulative, $1 par value,
 mandatorily redeemable, 810 shares authorized, 60 shares
 issued and outstanding                                                        60                   60
                                                                         --------             --------

Stockholders' equity:
  Common stock, $.04 par value, authorized 25,000,
   issued and outstanding  5,573  shares (5,410 shares in 1997)               223                  216
  Paid in capital                                                          12,254               12,056
  Accumulated deficit                                                        (845)              (2,403)
                                                                         --------             --------
                                                                           11,632                9,869
Less:  Treasury stock, at cost, 251 shares                                   (559)                (559)
                                                                         --------             --------
       Total stockholders' equity                                          11,073                9,310
                                                                         --------             --------
                                                                         $ 14,157             $ 11,229
                                                                         ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
         (000's omitted)

                                               For the            For the            For the
                                          Fiscal year ended  Fiscal year ended  Fiscal year ended
                                          February 28, 1998  February 28, 1997  February 29, 1996
                                          -----------------  -----------------  -----------------
Revenues:

 Royalties and Franchise fees                   $ 4,921            $ 4,852            $ 4,820
 Paper and printing sales                        11,734             10,118              9,159
 Company Franchise revenues                       2,383              2,529              2,305
 Sales of franchises                                 44                 40                870
 Interest and other income                          323                206                436
                                                -------            -------            -------
                                                 19,405             17,745             17,590
                                                -------            -------            -------
Expenses:
 Cost of paper and printing sales                 9,857              8,823              7,796
 Operating costs of Company Franchises            2,760              3,244              3,277
 Cost of franchises sold                            ---                ---                521
 Selling, general and
  administrative                                  4,171              5,838              4,880
 Depreciation and amortization                      199                247                170
                                                -------            -------            -------
                                                 16,987             18,152             16,644
                                                -------            -------            -------

Income (loss) before income taxes                 2,418               (407)               946
Income tax provision (benefit)                      853                (22)              (195)
                                                -------            -------            -------

Net income (loss)                               $ 1,565            $  (385)           $ 1,141
                                                =======            =======            =======

Net income (loss) per common share:
   Basic                                        $   .30            $  (.08)           $   .22
                                                =======            =======            =======
   Diluted                                      $   .28            $  (.08)           $   .20
                                                =======            =======            =======

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     (000's omitted)

                                 Common Stock
                               -----------------
                                                                            Less:
                               Number of    Par    Paid In   Accumulated   Treasury
                                Shares     Value   Capital    Deficit       Stock      Total
                               ---------   -----   -------   -----------   --------   -------
Balance February 28, 1995        4,785     $ 191   $11,110    $ (3,054)     $ (488)   $ 7,759

Conversion of 550 shares of
 Series A Preferred Stock at
 a conversion ratio of 1.48        372        15       535         ---         ---        550

Other changes                        7         1        14           3         (13)         5

Net income                         ---       ---       ---       1,141         ---      1,141

Dividend on convertible
 preferred stock                   ---       ---       ---         (81)        ---        (81)
                                 -----     -----   -------    --------      ------    -------
Balance February 29, 1996        5,164       207    11,659      (1,991)       (501)     9,374

Exercise of stock options
 at prices from $1.25 to
 $3.38 per share                   111         4       165         ---         ---        169

Conversion of 200 shares of
 convertible preferred stock
 to common stock with a
 conversion rate of 1.48           135         5       195         ---         ---        200

Other changes                      ---       ---        37         ---         (58)       (21)

Dividends on convertible
 preferred stock                   ---       ---       ---         (27)        ---        (27)

Net loss                                                          (385)                  (385)
                                 -----     -----   -------    --------      ------    -------
Balance February 28, 1997        5,410       216    12,056      (2,403)       (559)     9,310

Exercise of stock options at
 prices from $1.25 to $1.48
 per share                         163         7       198         ---         ---        205

Dividends on convertible
 preferred stock                   ---       ---       ---          (7)        ---         (7)

Net income                                                       1,565                  1,565
                                 -----     -----   -------    --------      ------    -------

Balance February 28, 1998        5,573     $ 223   $12,254    $   (845)     $ (559)   $11,073
                                 =====     =====   =======    ========      ======    =======

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
         (000's omitted)

                                                       For the            For the            For the
                                                  Fiscal year ended  Fiscal year ended  Fiscal year ended
                                                  February 28, 1998  February 28, 1997  February 29, 1996
                                                  -----------------  -----------------  -----------------
Cash flows from operating activities:
  Net income (loss)                                  $  1,565           $   (385)           $ 1,141
  Adjustments to reconcile net income (loss)
   to net cash provided by (used by)
   operating activities:
  Deferred income taxes                                 1,355                 36               (138)
  Depreciation and amortization                           199                385                381
  Cost assigned to warrants issued                        ---                 37                 38
  Provision for doubtful accounts                         109                503                435
  Provision for inventory obsolescence                     50                140                ---
  Write-off of fixed assets                               ---                145                ---
  Other adjustments                                        60                (18)                46
Changes in assets and liabilities
  (Increase) in accounts and notes receivable          (2,552)            (1,474)              (985)
  (Increase) in inventory                                  (5)               (96)              (338)
  (Increase) in assets held for sale                      (57)              (176)              (367)
  (Increase) decrease in prepaid expenses and
   other current assets                                   (94)                16                (18)
  (Increase) in deferred income taxes current            (607)              (101)              (123)
  Increase (decrease) in accounts payable                 288                345               (241)
  Increase in deferred revenue                             67                 85                ---
  Increase (decrease) in accrued liabilities              486                110                 57
                                                     --------           --------            -------
Net cash provided by (used by) operating
 activities                                               864               (448)              (112)
                                                     --------           --------            -------
Cash flows from investing activities:
  Maturity of short-term investments                      ---                 50              1,021
  Capital expenditures for property
   and equipment                                          (88)              (240)              (917)
  Sale of Company Franchises held for sale                ---                 43                ---
  Acquisitions                                           (195)               ---               (100)
                                                     --------           --------            -------
Net cash (used by) provided by investing
 activities                                              (283)              (147)                 4
                                                     --------           --------            -------

Cash flows from financing activities:
  Treasury stock purchase                                 ---                (58)               ---
  Dividend on Series A Preferred Stock                     (7)               (27)               (81)
  Exercise of stock options and warrants                  205                169                ---
  Repayments on borrowings                                (75)               (98)              (187)
                                                     --------           --------            -------
Net cash provided by (used by) financing
 activities                                               123                (14)              (268)
                                                     --------           --------            -------
Net increase (decrease) in cash and
 cash equivalents                                         704               (609)              (376)
 Cash and cash equivalents at beginning of year           314                923              1,299
                                                     --------           --------            -------
 Cash and cash equivalents at end of year            $  1,018           $    314            $   923
                                                     ========           ========            =======

Supplemental disclosures:
------------------------
Interest paid during the year                        $     42           $     14            $    27
                                                     ========           ========            =======
Income taxes paid during the year                    $      9           $      7            $    71
                                                     ========           ========            =======

Noncash activities:
------------------
In fiscal 1998, the Company acquired an independent thermography business in exchange for cash and a $455 note payable and sold the business to franchises owner in exchange for note receivable of $505.

In fiscal 1998, the Company exchanged accounts and notes receivable amounting to $380, and took notes receivable amounting to $498 in connection with the purchase and resale of the Boston franchise.

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

The accompanying notes are an integral part of these consolidated financial statements.
                                      D-6

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (000's omitted)

NOTE 1:  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------  -------------------------------------------------------

Business

     BCT International Inc. (the Company), franchises wholesale thermography printing Franchises through its wholly-owned subsidiary, Business Cards Tomorrow, Inc. (BCT), for which it receives initial franchise fees and continuing royalties. At February 28, 1998 and 1997, BCT, through its wholly-owned subsidiary BCT Enterprises, Inc. owned two Company Franchises. BCT's ownership interest in one of the Company Franchises is 70%. The Company also sells paper stock and catalogs to franchisees and Company Franchises.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 70% owned subsidiary. All significant intercompany transactions have been eliminated. The minority interest held by third parties in the majority owned subsidiary is included in selling, general and administrative expense in the statement of operations. As of February 28, 1998, the net assets of the 70% owned Company Franchise are reflected in assets held for sale as it is the Company's intent to sell this investment.

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

Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, trade notes receivable, accounts payable, and notes payable approximate fair value as of February 28, 1998 and February 28, 1997.

Inventory

     Inventory, consisting primarily of paper products, printing supplies and catalogs for sale to franchisees and Company Franchises, is stated at the lower of cost (first in, first out method) or market. As of February 28, 1998 and 1997, the allowance for obsolete inventory was $106 and $89, respectively.

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

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)

Acquisitions of Franchises

     All acquisitions of Company Franchises have been accounted for as purchases; operations of the businesses acquired have been included in the accompanying consolidated statements of operations from their respective dates of acquisition. The excess of the purchase price over fair value of the net assets acquired is included in goodwill. The Company acquired and resold one Franchise in fiscal 1998, no Franchises in fiscal 1997, and three in fiscal 1996.

Assets Held for Sale

     Assets held for sale are carried at the lower of cost or market value.

Trademark and Other Intangible Assets

     The trademark is amortized using the straight-line method over 17 years. Intangible assets consist of the excess of purchase price over the fair value of the net assets acquired relating primarily to the acquisition of the Canadian franchise rights in fiscal 1994. The amortization period for the Canadian franchise rights is 19 years, which represented the remaining life of the franchise agreement acquired. As of February 28, 1998 and 1997, accumulated amortization of intangible assets amounted to $405 and $379, respectively.

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

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)


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

Earnings Per Common Share

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (FAS128), "Earnings Per Share" (EPS). FAS128 supercedes Accounting Principles Board Opinion No. 15 and replaces primary and diluted EPS with a dual presentation of basic and diluted EPS. Basic EPS equals net income available to common shareholders divided by the number of weighted average common shares. Diluted EPS includes potentially dilutive securities such as stock options and convertible securities.

     A reconciliation of the numerators and denominators of the basic diluted EPS computations is illustrated below:


Basic Computation:                            Fiscal
                                         1998         1997           1996
                                        ------       -------        ------
Net income (loss)                       $1,565        $ (385)       $1,141
Preferred stock dividends                    7            27            81
                                        ------        ------        ------
Net income (loss) available to
 common shareholders                    $1,558        $ (412)       $1,060
                                        ======        ======        ======

Weighted average common shares           5,230         5,018         4,721
                                        ======        ======        ======

Earnings per common share               $  .30        $ (.08)       $  .22
                                        ======        ======        ======


Diluted Computation:
Net income (loss)                       $1,565        $ (385)       $1,141
                                        ======        ======        ======

Weighted average common shares           5,230         5,018         4,721
Effect of stock options and warrants       310           ---           898
                                        ------        ------        ------
 Total                                   5,540         5,018         5,619
                                        ======        ======        ======

Diluted earnings per common share       $  .28        $ (.08)       $  .20
                                        ======        ======        ======

Cash and Cash Equivalents

     For the purposes of reporting cash flows, cash and cash equivalents include investments with original maturities of ninety days or less at purchase date.

Presentation and Reclassification

     All dollar and share amounts, except amounts related to per share data, are expressed in thousands of dollars. Certain items in the 1997 and 1996 consolidated financial statements have been reclassified for comparative purposes.

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)


NOTE 2:  ACCOUNTS AND NOTES RECEIVABLE
-------  -----------------------------

     Accounts and notes receivable consist of the following:

                                                February 28,  February 28,
                                                   1998           1997
                                                ------------  ------------
     Franchise fees and royalties
      receivable                                   $    920      $  1,118

     Paper sales receivable
      from franchisees                                2,181         1,419

     Notes receivable from sale of
      franchises, interest at 7%
      to 12%, due in monthly
      installments through 2008                       1,975         1,572

     Notes receivable due from franchisees,
      interest at 8% to 12%, payable
      in monthly installments through
      2005                                            3,788         1,675

     Company Franchise accounts receivable
      from customers                                    148           139

     Miscellaneous                                       50            75
                                                   --------      --------
                                                      9,062         5,998

     Less - allowance for doubtful accounts         ( 1,204)      ( 1,148)
                                                   --------      --------
                                                      7,858         4,850

     Less - amounts not expected to
      be collected within one year,
      net of $845 allowance
      for doubtful accounts
      ($769 in 1997)                                ( 5,376)      ( 3,209)
                                                   --------      --------
                                                   $  2,482      $  1,641
                                                   ========      ========

     In the normal course of business, to meet the financing needs of its franchisees, the Company extends credit to its franchisees throughout the United States and Canada. Although the Company has a diversified receivable portfolio, a substantial portion of the franchisees' ability to honor their commitments to the Company is reliant upon the economic stability of the market in the franchisee's particular geographic area. The Company's exposure to loss in the event of nonperformance by the franchisees is represented by the contractual amount of the notes and accounts receivables and the franchise equipment leases guaranteed by the Company (see Note 10). The Company controls the credit risk of its receivables through credit approvals, limits and monitoring procedures. The Company generally requires collateral or other security to support the receivables with credit risk.

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)

     At February 28, 1998, approximately $1,110 ($723 in 1997) of accounts receivable, although currently due, are classified into long term accounts and notes receivable, based upon historic payment performance of the franchisees. A significant portion of the allowance for doubtful accounts relates to these accounts and notes receivable.

     At February 28, 1998, $485 ($487 in 1997) of notes receivable, with an 8% interest rate per annum, related to the purchase of the Honolulu, Hawaii Company Franchise by South Pacific Wholesale Printers, Inc. The Chairman of the Board of the Company owns 50% of South Pacific Wholesale Printers, Inc.

     Provision for doubtful accounts for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, was approximately $109, $503 and $504, respectively.

     Interest income is recognized on accounts and notes receivable when it is received.

NOTE 3:  PROPERTY AND EQUIPMENT
-------  ----------------------

     Major classifications of property and equipment are as follows:

                                                                 Estimated
                                                                   useful
                                   February 28,   February 28,     lives
                                       1998           1997       (in years)
                                   ------------   ------------   ----------
Leasehold improvements                   $  121         $  107     5 -  7
Machinery and equipment                     438            411     3 - 20
Furniture, fixtures and other
 equipment                                  197            171     5 - 10
Computers                                   671            667          5
Other                                        85             81     3 -  5
                                         ------         ------
                                          1,512          1,437
Less - accumulated depreciation
 and amortization                         ( 861)         ( 675)
                                         ------         ------

                                         $  651         $  762
                                         ======         ======

NOTE 4:  SALES AND ACQUISITIONS
-------  ----------------------

     On July 15, 1997, the Company purchased certain assets of an independent thermography business in exchange for a payment of $120 and a note payable of $455. The assets consisted of certain equipment, the customer list and a non-compete agreement from the owners of the business. The Company resold certain of the assets acquired to two Franchises in exchange for cash and notes amounting to $535.

     On March 1, 1997, the Company acquired certain assets of the Boston, Massachusetts Franchise for $75 cash and forgiveness of all amounts owed the Company (approximately $380). This acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired based upon the estimated fair values at the date of acquisition. The purchase price associated with the acquisition was recorded as an asset held for sale as it was the Company's intent to resell this Franchise. The operating results of this business acquisition were included in the Company's consolidated results of operations from March 1, 1997. On August 1, 1997, the Company resold the Boston Franchise to two existing Franchises in exchange for promissory notes amounting to $498. Due to the Company's continuing involvement with these Franchises, no gain has been recorded on this transaction. Deferred revenue as of February 28, 1998 includes $68 relating to this transaction.

                                     D -11

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)

     On August 30, 1996, the Company sold the assets of the Riverside, California Franchise, the assets of the Newbury Park, California Franchise and the rights to doing business in the Newbury Park, California Franchise Territory along with a 30 month option to purchase the Newbury Park Franchise. The purchase price was $338 consisting of cash and a $254, 10 year note bearing interest of 2% above prime. Due to the Company's continuing involvement with these Franchises, no sale has been recorded on this transaction. Deferred revenue as of February 28, 1998 and 1997 includes $52 and $57, respectively, relating to this transaction.


NOTE 5:  NOTES PAYABLE
-------  --------------

     Notes payable consist of the following:

                                                        February 28,     February 28,
                                                            1998             1997
                                                       --------------  ---------------
Notes payable relating to an acquisition, monthly
 principal and interest of 9%                                 $  ---        $   5

Note payable to prior owner of Company Franchise,
  monthly principal and interest payments
 of $2, interest at 8% per annum, through August 2004            113          125

Notes payable relating to acquisitions, monthly
 principal and interest of 8%                                    531          134
                                                              ------        -----
                                                                 644          264
Less  -  amount due within one year                             (105)         (49)
                                                              ------        -----
                                                              $  539        $ 215
                                                              ======        =====

     Scheduled maturities after February 28, 1997 for notes payable are as follows:

             Fiscal                             Amount
              Year                              Payable
             ------                             -------
             1999                               $   105
             2000                                   113
             2001                                   104
             2002                                    85
             2003                                    91
             Thereafter                             146
                                                -------
                                                $   644
                                                =======

NOTE 6:  PREFERRED STOCK
-------  ---------------

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

     On October 1, 1995 and January 21, 1997, 550 and 200 shares of Series A preferred stock were voluntarily converted into 372 and 135 shares of common stock, respectively.
                                      D-12

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)

NOTE 7:  STOCKHOLDERS' EQUITY
-------  --------------------

     In Fiscal 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123__Accounting for Stock Based Compensation, to establish a fair value based method of accounting for stock compensation plans for awards granted in fiscal years that begin after December 15, 1994.

Warrants
--------

     As of February 28, 1998 and 1997, there were outstanding warrants for the purchase of 508 and 658, respectively, shares of common stock. During fiscal 1998, no warrants were exercised, 150 warrants expired. The exercise price and the dates are as follows:


Title of Issue               Aggregate Amount         Date from which                    Price at which
Called for                   of Securities Called     Warrants           Expiration         Warrants
by Warrants                  for by Warrants          are Exercisable       Date         are Exercisable
--------------               --------------------     ---------------    ----------      ---------------
Issued to Investment
 Banker                             208               May 31, 1993       June 1, 1998        $2.25

Issued to Investment
 Banker                             300               February 1, 1994   February 1, 1999    $2.00 to $ 4.00
                                 ------

Warrants outstanding                508
                                 ======

Stock Options
-------------

A summary of stock option activity is as follows (share amounts in 000's):

                                             Fiscal 1998                  Fiscal 1997                 Fiscal 1996
                                         -------------------          -------------------          -------------------
                                                    Weighted                      Weighted                    Weighted
                                                    Average                       Average                     Average
                                                    Exercise                      Exercise                    Exercise
                                         Shares      Price            Shares       Price           Shares      Price
                                         ------      -----            ------       -----           ------      -----
Outstanding at beginning
  of year                                 1,318      $2.64             1,213       $2.32            1,164      $2.17

 Granted                                     95      $2.85               358       $3.01               65      $4.96
 Exercised                                 (163)     $1.26              (111)      $1.53              ---        ---
 Cancelled                                  (37)     $1.37               (42)      $2.98              (16)     $4.00
 Expired                                    (11)     $1.45              (100)      $1.40              ---        ---
                                         ------                       ------                       ------

Outstanding at end
  of year                                 1,202      $2.76             1,318       $2.64            1,213      $2.32
                                         ======                       ======                       ======

 Exercisable                                992      $2.74             1,042       $2.52            1,131      $2.20
                                         ======                       ======                       ======

Weighted average
 fair value of
 options granted                                $1.80                         $1.43                       $1.52
                                                =====                         =====                       =====

                                     D -13

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)


     A summary of stock options outstanding at February 28, 1998 is as follows (share amounts in 000's):

                                Options Outstanding              Options Exercisable
                  --------------------------------------------  ---------------------------
                                        Weighted      Weighted                     Weighted
Range of             Outstanding         Average      Average      Exercisable     Average
Exercise                 at             Remaining     Exercise         at          Exercise
 Prices           February 28, 1998  Life (in years)   Price    February 28, 1998   Price
--------          -----------------  ---------------  --------  -----------------  --------

$1.25 to $1.88            225             3.16         $1.37             225         $1.37
$2.38 to $3.13            548             2.98         $2.74             343         $2.74
$3.38 to $5.00            429             6.32         $3.48             424         $3.46
                        -----                                          -----
                        1,202                                            992
                        =====                                          =====

     Pro forma information regarding net income and net income per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and has been determined as if the Company had accounted for stock options using the fair value method of that statement.

                                     Year Ended     Year Ended     Year Ended
                                    February 28,   February 28,   February 29,
                                        1998           1997           1996
                                    ------------   ------------   ------------
Net income (loss):
 As reported                          $ 1,565      ($  385)          $ 1,141
                                      =======      =======           =======
 Pro forma                            $ 1,287      ($  628)          $ 1,119
                                      =======      =======           =======

Net income (loss) per share:
 As reported    Basic                 $   .30      ($  .08)          $   .22
                                      =======      =======           =======
                Diluted               $   .28      ($  .08)          $   .20
                                      =======      =======           =======
 Proforma       Basic                 $   .25      ($  .13)          $   .22
                                      =======      =======           =======
                Diluted               $   .23      ($  .13)          $   .20
                                      =======      =======           =======

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of 0%, expected volatility from 44% to 47%, a risk free interest rate of from 6.0% to 6.5% and weighted average expected option term of 4.8 years.

                                     D-14
                                    Page 31

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)


NOTE 8:  INCOME TAXES
-------  ------------

     The components of the provision for (benefit from) income taxes for the years ended February 28, 1998 and 1997, and February 29, 1996 are as follows:

                                         1998            1997            1996
                                        ------          ------          ------
Current Provision:
 Federal                                $   54          $    4          $   32
 State                                      51              39              52
                                        ------          ------          ------
Total current                              105              43              84

Deferred provision (benefit)               748             (65)           (279)
                                        ------          ------          ------

Total provision (benefit)               $  853             (22)           (195)
                                        ======          ======          ======

     The Company's deferred income taxes are comprised of the following:

                                              February 28, 1998   February 28, 1997   February 29, 1996
                                              -----------------   -----------------   -----------------
  Deferred income taxes - current:
   Bad debt reserve                                 $  140              $  148             $  159
   Net operating loss carryovers                       833                 ---                ---
   Capitalization of inventory cost                    293                 238                102
   Other                                                97                  60                 41
                                                    ------              ------             ------

                                                     1,363                 446                302
                                                    ------              ------             ------

  Valuation allowance                                 (444)               (134)               (91)
                                                    ------              ------             ------

  Deferred income taxes - current                   $  919              $  312             $  211
                                                    ======              ======             ======

  Deferred income taxes - non-current:
   Bad debt reserve                                 $  329              $  300             $  193
   Net operating loss carryovers                       203               1,967              2,052
   Other                                               100                  86                135
                                                    ------              ------             ------

                                                       632               2,353              2,380
                                                    ------              ------             ------

  Valuation allowance                                 (306)               (672)              (685)
                                                    ------              ------             ------

  Deferred tax liabilities - non-current:
   Fixed assets                                       (112)               (112)               (91)
                                                    ------              ------             ------

  Deferred income taxes - non-current               $  214              $1,569             $1,604
                                                    ======              ======             ======

  Deferred income taxes - total                     $1,133              $1,881             $1,815
                                                    ======              ======             ======

                                     D-15

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)


     Net operating loss carryforwards for Federal income tax purposes total approximately $2,752 at February 28, 1998. The net operating loss carryforward includes $539 with certain limitations. Net operating losses expire as follows:

                                 Year of
                                Expiration                 Amount
                               ------------               --------
                                    2005                     1,376
                                    2006                       962
                                    2007                        12
                                    2008                        16
                                    2012                       386
                                                            ------
                                                            $2,752
                                                            ======


     The difference between the statutory and effective tax rates are as follows:

                                             1998                  1997                    1996
                                             ----                  ----                    ----
                                       Amount     Rate      Amount      Rate        Amount       Rate
                                       ------    ------     ------     ------       ------      ------
Tax provision (benefit) at
 statutory rate                        $  841        34%    $ (139)       (34%)     $  321          34%
State income tax, net of
 federal benefit                           34         1         24          6           52           6
Alternative minimum tax                    54         2          4          1           32           3
Increase (decrease) in Federal
 and state valuation allowance            (56)       (2)        30          7         (778)        (82)
 Other                                     (1)      ---         59         15          178          19
                                       ------    ------     ------     ------       ------      ------
                                       $  853        35%    $  (22)        (5%)     $ (195)        (20%)
                                       ======    ======     ======     ======       ======      ======

NOTE 9:  COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

     The Company is a party to several litigation matters. In the opinion of management, potential losses, if any, on the matters will not have a material impact on the financial condition or results of operation of the Company.

     The Company's corporate offices, Company Franchise locations and office equipment are leased under noncancellable lease agreements. The leases initially expire at various dates through 2002. There are provisions in the leases for rent increases based on cost of living increases under certain conditions.

                                     D-16

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)

     The following are the approximate minimum annual noncancellable rentals to be paid under the provisions of the leases:

                  Fiscal Year                 Lease Commitments
                  -----------                 -----------------
                     1999                           $ 226
                     2000                             219
                     2001                             172
                     2002                             120
                     2003                              68
                                                    -----
                                                    $ 805
                                                    =====


        Rental expense amounted to the following approximate amounts for the corresponding periods:

               For the year ended                 Amount
               ------------------                 ------
               February 28, 1998                  $  234
               February 28, 1997                  $  287
               February 29, 1996                  $  295


     At February 28, 1998, the Company has guaranteed the payment of equipment lease obligations and promissory note obligations for certain of its franchisees for an aggregate amount of approximately $155.

     In March 1993, the Company entered into an employment agreement with the Chairman of the Board. The term of the employment contract is seven years. The agreement calls for minimum annual salary amounts during the term of this contract of $300. In June 1997, the employment agreement was extended for an additional 3 years at an annual salary of $300 through February 28, 2003.

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

  In August 1996, the Company agreed to the terms of employment with the President and Chief Executive Officer. Under the terms of his employment, the Company is liable for six months severance pay should employment be terminated for any reason.

                                      D-17

                            BCT INTERNATIONAL, INC.
                            -----------------------
                                                            SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------
                                (000's omitted)

Column A                                    Column B         Column C           Column D         Column E
                                                             Additions
                                                       ----------------------
                                           Balance at  Charged to                               Balance at
                                           beginning   costs and                                  end of
                                            of year     expenses     Other     Deductions          year
                                           ----------  ----------  ----------  -----------      -----------
For the year ended February 28, 1998

Allowance for doubtful accounts            $    1,148  $      109  $      ---  $       (53)(1)  $     1,204
                                           ==========  ==========  ==========  ===========      ===========

Deferred tax assets valuation allowance    $      806  $      ---  $           $       (56)     $       750
                                           ==========  ==========  ==========  ===========      ===========

For the year ended February 28, 1997

Allowance for doubtful accounts            $      913  $      503  $      ---  $      (268)(1)  $     1,148
                                           ==========  ==========  ==========  ===========      ===========

Deferred tax assets valuation allowance    $      776  $      ---  $       30  $       ---      $       806(2)
                                           ==========  ==========  ==========  ===========      ===========

For the year ended February 29, 1996

Allowance for doubtful accounts            $      888  $      504  $      ---  $      (479)(1)  $       913
                                           ==========  ==========  ==========  ===========      ===========

Deferred tax assets valuation allowance    $    1,554  $      ---  $      ---  $      (778)     $       776(2)
                                           ==========  ==========  ==========  ===========      ===========

Allowance for doubtful accounts at February 28, 1998 of $1,204 is comprised of $359 related to current receivables and $845 to long-term receivables.


(1)  Write off of uncollectible receivables.
(2)  A deferred income tax value.

                                     D-18

                                                                      SCHEDULE X
                            BCT INTERNATIONAL, INC.
                            -----------------------
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  ------------------------------------------
                                (000's omitted)



    Item
    -----
                                         February 28, 1998         February 29, 1997         February 28, 1996
                                         -----------------         -----------------         -----------------
Advertising Costs                           $          12             $         83                $      210
                                            -------------              -----------                ----------

Amortization of intangible assets           $          26             $        166                $      182
                                            -------------             ------------                ----------

                                     D-19
                                   Page  36