Form 10-Q
period 1998-05-31
BCT INTERNATIONAL INC /
filed 1998-07-14
CIK 351541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended May 31, 1998

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
                            -----------------------
            (Exact name of Registrant as specified in its Charter)

            Delaware                                    22-2358849
            --------                                    ----------
    (State of Incorporation)             (I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                 33306
--------------------------------------------------           ----------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (954) 563-1224
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

              Number of shares of common stock outstanding as of
                           July 10, 1998:  5,653,483

                            BCT INTERNATIONAL, INC.



                                     INDEX

                                                                             PAGE
                                                                            NUMBER
PART I.   FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED BALANCE SHEETS - May 31, 1998
          and February 28, 1998............................................  2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
          for the three months ended May 31, 1998 and 1997.................  3

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
          STOCKHOLDERS' EQUITY - for the three months ended May 31, 1998...  4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
          for the three months ended May 31, 1998 and 1997.................  5

          Notes to Condensed Consolidated Financial Statements.............  6

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................  7

PART II.  OTHER INFORMATION AND SIGNATURES

          Signatures.......................................................  8

                        PART I.    FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (000's omitted)

ASSETS                                                        May 31, 1998   February 28, 1998
------                                                        -------------  ------------------
Current assets:
  Cash and cash equivalent                                         $   871             $ 1,018
  Accounts and notes receivable, net                                 2,917               2,482
  Inventory, net                                                     2,375               2,423
  Assets held for sale, net                                            625                 514
  Prepaid expenses and other current assets                            103                 160
  Deferred income taxes                                                720                 919
                                                                   -------             -------
        Total current assets                                         7,611               7,516

Accounts and notes receivable, net                                   5,343               5,376
Property and equipment at cost, net                                    608                 651
Deferred income taxes                                                  214                 214
Deposits and other assets                                               89                  89
Trademark and other intangible assets, net                             304                 311
                                                                   -------             -------
                                                                   $14,169             $14,157
                                                                   =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                                 $   973             $ 1,264
  Notes payable                                                        105                 105
  Accrued liabilities                                                  331                 777
  Deferred revenue                                                     386                 339
                                                                   -------             -------
        Total current liabilities                                    1,795               2,485
Notes payable                                                          515                 539
                                                                   -------             -------
        Total liabilities                                            2,310               3,024
                                                                   -------             -------

Preferred stock, Series A, 12% cumulative, $1 par value,
  mandatorily redeemable, 810 shares authorized, 60 shares
  issued and outstanding                                                60                  60
                                                                   -------             -------

Stockholders' equity:
  Common stock, $.04 par value, 25,000 shares authorized,
        5,653 shares issued and outstanding (5,573 shares
        in fiscal 1998)                                                226                 223
  Paid in capital                                                   12,310              12,254
  Accumulated deficit                                                 (178)               (845)
                                                                   -------             -------
                                                                    12,358              11,632
Less: Treasury Stock, at cost, 251 shares                             (559)               (559)
                                                                   -------             -------
         Total Stockholders' Equity                                 11,799              11,073
                                                                   -------             -------
                                                                   $14,169             $14,157
                                                                   =======             =======

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           Three Months Ended
                                                 May 31
                                           1998         1997
                                          ------       ------
Revenues:

 Royalties and franchise fees             $1,445       $1,260
 Paper and printing sales                  3,256        3,059
 Company Franchise revenues                  607          650
 Sales of Franchises                          35          ---
 Interest and other                           62           46
                                          ------       ------
                                           5,405        5,015
                                          ------       ------
Expenses:

 Cost of paper and printing sales          2,762        2,595
 Operating costs of Company Franchises       685          764
 Selling, general and administrative       1,043          975
 Depreciation and amortization                47           48
                                          ------       ------
                                           4,537        4,382
                                          ------       ------

Income before income taxes                   868          633

Provision for income taxes                   199          241
                                          ------       ------

Net income                                $  669       $  392
                                          ======       ======

Net income per common share:

 Basic                                    $  .13       $  .08
                                          ======       ======
 Diluted                                  $  .12       $  .07
                                          ======       ======

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MAY 31, 1998
                                  (UNAUDITED)
                                 000's omitted
                                 -------------

                                     Common Stock                                   Less:
                                    ----------------
                                    Number of   Par     Paid In     Accumulated   Treasury
                                     Shares    Value    Capital       Deficit       Stock     Total
                                    ---------  -----  ------------  ------------  ---------  --------

Balance February 28, 1998               5,573   $223       $12,254       $ (845)  $   (559)  $11,073

Exercise of warrants                       76      3            44          ---        ---        47

Non-cash exercise of options                4    ---            12          ---        ---        12

Net income                                ---    ---           ---          669        ---       669

Dividend declared on convertible
 preferred stock                          ---    ---           ---           (2)       ---        (2)
                                        -----  -----       -------       ------   --------   -------

Balance May 31, 1998                    5,653   $226       $12,310       $ (178)  $   (559)  $11,799
                                        =====  =====       =======       ======   ========   =======


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)

                                                                  Three months ended
                                                                         May 31
                                                                   1998         1997
                                                                  ------       ------
Cash flows from operating activities:
 Net income                                                       $  669       $  392
                                                                  ------       ------
 Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
   Depreciation and amortization                                      57           56
   Provision for doubtful accounts                                    51           44
   (Increase) decrease in accounts and notes receivable             (453)          45
   Decrease in inventory                                              48          369
   (Increase) in assets held for sale                               (111)        (334)
   Decrease (increase) in prepaid expenses and other assets           57          (18)
   Decrease in deposits and other assets                             ---            1
   Decrease in deferred income taxes                                 199          241
   (Decrease) in accounts payable and accrued liabilities           (718)        (297)
   Increase (decrease) in deferred revenue                            47         (109)
                                                                  ------       ------
  Total adjustments                                                 (823)          (2)
                                                                  ------       ------
    Net cash (used) provided by operating activities                (154)         390
                                                                  ------       ------

Cash flows from investing activities:
 Capital expenditures                                                (14)         (50)
                                                                  ------       ------
   Net cash (used) by investing activities                           (14)         (50)
                                                                  ------       ------

Cash flows from financing activities:
 Dividend payments on preferred stock                                 (2)          (2)
 Principal payments on notes payable                                 (24)         (11)
 Exercise of warrants for common stock                                47           20
                                                                  ------       ------
   Net cash provided by financing activities                          21            7
                                                                  ------       ------
Net (decrease) increase in cash and cash equivalents                (147)         347

Cash and cash equivalents at beginning of period                   1,018          314
                                                                  ------       ------

Cash and cash equivalents at end of period                        $  871       $  661
                                                                  ======       ======


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                (000's omitted)

                                 May 31, 1998
                                 ------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of May 31, 1998.

2. The results for the three month periods ended May 31, 1998 and 1997, are not necessarily indicative of results that may be expected for the fiscal year.

3. For the three months ended May 31, 1998 and 1997, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options and warrants and convertible preferred stock.

4. The Company utilizes an asset and liability approach in accounting for income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax return. In estimating future tax consequences, consideration is given to all expected future events other than enactments of changes in the tax law or rates.

   The valuation allowance of $750 at February 28, 1998, which represented 40% of the gross deferred tax assets on that date, was $610, or 40% on May 31, 1998. The tax provision for the three months ended May 31, 1997 includes a current tax benefit of $140.

5. In April 1998, the Company advanced $102,000 to the 50% owner of the BCT franchise in Honolulu, Hawaii. The Chairman of the Company is the other 50% owner of the franchise. In June 1998, the Company advanced $65,000 to the Chairman. Both advances are in anticipation of the resale of the Franchise to the manager of the Franchise. To date, no transaction has been finalized. As of May 31, 1998, the advance is included in assets held for sale.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
---------------------

Total revenues increased $390,000 for the first quarter ended May 31, 1998, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to an increase in royalties ($185,000 or 15%), paper and printing sales ($197,000 or 6.4%) and an increase in sales of Franchises ($35,000 or 100%) combined with a decrease in revenues from Company Franchises of $43,000 or 7% as the prior year included the revenues of the Boston Franchise which was sold in August 1997. Royalties and paper and printing sales have increased as a result of increased sales by the BCT network of franchises. Franchise sales increased due to the sale of one domestic territory and the partial recognition of the sale of a Franchise in Buenos Aires, Argentina.

Selling and administrative expenses represented 19% of gross revenues for the quarters ended May 31, 1998 and 1997. These expenses increased $68,000, but there were no individually significant increases in the underlying expense categories.

Expenses from Company Franchises decreased as the prior year included the expenses of the Boston Franchise which was sold in August 1997. The Company Franchises yielded a loss of $78,000 for the first quarter ended May 31, 1998 versus a loss of $114,000 during the first quarter of fiscal 1998.

The Company recorded net income of $669,000 for the three months ended May 31, 1998, as compared to $392,000 for the corresponding period in fiscal 1998.

Liquidity and Capital Resources
-------------------------------

Cash resources decreased $147,000 during the first quarter of fiscal 1999. The Company utilized working capital to make debt payments totaling $24,000, and advanced $200,000 on behalf of the Franchise network relating to a national account, $102,000 in anticipation of the resale of a franchise and $718,000 in payment of accounts payable and accrued liabilities.

The Company plans to continue to improve its working capital and cash positions during fiscal 1999 by continuing its efforts to (i) increase cash collections; and (ii) develop new product lines while containing capital expenditures and maintaining inventory levels.

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



                                        BCT INTERNATIONAL, INC.
                                             (Registrant)


Date:    July 13, 1998                  James H. Kaufenberg
      -------------------               ----------------------------------------
                                        James H. Kaufenberg
                                        Chief Executive Officer



Date:    July 13, 1998                  Michael R. Hull
      -------------------               ----------------------------------------
                                        Michael R. Hull
                                        Vice President & Chief Financial Officer