Form 10-Q
period 1998-08-31
BCT INTERNATIONAL INC /
filed 1998-10-02
CIK 351541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended August 31, 1998

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         Delaware                                     22-2358849
 ------------------------               ---------------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                   33306
--------------------------------------------------              ----------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (954) 563-1224
                                                     --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X      NO
                                        -----       -----.

               Number of shares of common stock outstanding as of
                         September 25, 1998:  5,452,384

                            BCT INTERNATIONAL, INC.

                                     INDEX

                                                                               PAGE
                                                                              NUMBER

PART I.   FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED BALANCE SHEETS -
          August 31, 1998 and February 28, 1998...............................  2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
          for the three months ended August 31, 1998 and August 31, 1997 and the six months ended August 31, 1998 and August 31, 1997............  3

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
          IN STOCKHOLDERS' EQUITY - for the six months ended
          August 31, 1998.....................................................  4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
          for the six months ended August 31, 1998 and August 31, 1997........  5

          Notes to Condensed Consolidated Financial Statements................  6

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................  7

PART II.  OTHER INFORMATION AND SIGNATURES

          Signatures..........................................................  8


                        PART I.    FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (000's omitted)

ASSETS                                                                August 31, 1998    February 28, 1998
------                                                                ---------------    -----------------
Current assets:
 Cash and cash equivalent                                                 $ 1,071             $ 1,018
 Accounts and notes receivable, net                                         3,203               2,482
 Inventory, net                                                             2,440               2,423
   Assets held for sale, net                                                  705                 514
   Prepaid expenses and other current assets                                  179                 160
 Deferred income taxes                                                        539                 919
                                                                          -------             -------
   Total current assets                                                     8,137               7,516

Accounts and notes receivable, net                                          5,271               5,376
Property and equipment at cost, net                                           602                 651
Deferred income taxes                                                         214                 214
Deposits and other assets                                                      89                  89
Trademark and other intangible assets, net                                    297                 311
                                                                          -------             -------
                                                                          $14,610             $14,157
                                                                          =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                         $   979             $ 1,264
 Notes payable                                                                105                 105
   Accrued liabilities                                                        490                 777
 Deferred revenue                                                             386                 339
                                                                          -------             -------
   Total current liabilities                                                1,960               2,485
Notes payable                                                                 490                 539
                                                                          -------             -------
   Total liabilities                                                        2,450               3,024
                                                                          -------             -------

Preferred stock, Series A, 12% cumulative, $1 par value,
 mandatorily redeemable, 810 shares authorized, 60 shares
 issued and outstanding                                                        60                  60
                                                                          -------             -------

Stockholders' equity:
 Common stock, $.04 par value, 25,000 shares authorized,
  5,803 shares issued (5,723 shares in fiscal 1998)                           226                 223
   Paid in capital                                                         12,310              12,254
  Retained earnings (accumulated deficit)                                     378          (      845)
                                                                          -------             -------
                                                                           12,914              11,632
Less: Treasury Stock, at cost, 351 shares (251 in fiscal 1998)          (     814)         (      559)
                                                                          -------             -------
Total stockholders' equity                                                 12,100              11,073
                                                                          -------             -------
                                                                          $14,610             $14,157
                                                                          =======             =======




See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        Three Months Ended    Six Months Ended
                                             August 31             August 31
                                          1998      1997       1998     1997
                                         ------    ------     ------   ------
Revenues:

 Royalties and franchise fees           $1,297     $1,230    $ 2,742   $2,490
 Paper and printing sales                3,103      2,718      6,359    5,777
 Company Franchise revenues                577        608      1,184    1,258
 Sales of Franchises                        43        ---         78      ---
 Interest and other                         62         63        124      109
                                        ------     ------    -------   ------
                                         5,082      4,619     10,487    9,634
                                        ------     ------    -------   ------
Expenses:

 Cost of paper and printing sales        2,659      2,265      5,421    4,860
 Operating costs of Company Franchises     641        739      1,326    1,503
 Selling, general and administrative       998        917      2,041    1,940
 Depreciation and amortization              45         98         92       98
                                        ------     ------    -------   ------
                                         4,343      4,019      8,880    8,401
                                        ------     ------    -------   ------

Income before income taxes                 739        600      1,607    1,233

Provision for income taxes                 181        240        380      481
                                        ------     ------    -------   ------

Net income                              $  558     $  360    $ 1,227   $  752
                                        ======     ======    =======   ======

Net income per common share:

 Basic                                  $  .10     $  .07    $   .23   $  .14
                                        ======     ======    =======   ======
 Diluted                                $  .10     $  .07    $   .21   $  .13
                                        ======     ======    =======   ======


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED AUGUST 31, 1998
                                  (UNAUDITED)
                                 000's omitted
                                 -------------




                                      Common Stock                    Retained
                                    ----------------                  Earnings       Less:
                                    Number of   Par     Paid In     (Accumulated    Treasury
                                     Shares    Value    Capital       Deficit)       Stock     Total
                                    ----------------  ------------  -------------  ---------  --------

Balance February 28, 1998            5,723      $223    $12,254      $(   845)     $(  559)    $11,073

Exercise of warrants                    76         3         44           ---          ---          47

Non-cash exercise of options             4       ---         12           ---          ---          12

Purchase of treasury stock             ---       ---        ---           ---       (  255)    (   255)

Net income                             ---       ---        ---         1,227          ---       1,227

Dividend declared on convertible
 preferred stock                       ---       ---        ---       (     4)         ---     (     4)
                                     -----      ----    -------      --------      -------     -------

Balance August 31, 1998              5,803      $226    $12,310      $    378      $(  814)    $12,100
                                     =====      ====    =======      ========      =======     =======


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)

                                                                       Six months ended
                                                                           August 31
                                                                       1998         1997
                                                                      ------       ------
Cash flows from operating activities:
 Net income                                                        $  1,227     $    752
                                                                   --------     --------
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Depreciation and amortization                                         92          115
   Provision for doubtful accounts                                      125           56
   (Increase) in accounts and notes receivable                      (   741)     (   975)
   (Increase) decrease in inventory                                 (    17)         488
   (Increase) in assets held for sale                               (   191)     (    52)
      (Increase) in prepaid expenses and other assets               (    19)     (     9)
   Decrease in deposits and other assets                                ---            5
   Decrease in deferred income taxes                                    380          481
   (Decrease) in accounts payable and accrued liabilities           (   801)     (   290)
   Increase (decrease) in deferred revenue                               47      (   104)
                                                                    -------      -------
   Total adjustments                                                ( 1,125)     (   285)
                                                                    -------      -------
   Net cash provided by operating activities                            102          467
                                                                    -------      -------

Cash flows from investing activities:
 Capital expenditures                                               (    43)     (    74)
                                                                    -------      -------
   Net cash (used) by investing activities                          (    43)     (    74)
                                                                    -------      -------

Cash flows from financing activities:
 Dividend payments on preferred stock                              (      4)     (     4)
 Principal payments on notes payable                               (     49)     (    27)
 Exercise of warrants/options for common stock                           47           29
                                                                   --------       ------
   Net cash (used) by financing activities                        (       6)     (     2)
                                                                   --------       ------
 Net increase in cash and cash equivalents                               53          391

 Cash and cash equivalents at beginning of period                     1,018          314
                                                                   --------       ------

 Cash and cash equivalents at end of period                        $  1,071       $  705
                                                                   ========       ======




See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                (000's omitted)

                                August 31, 1998
                                ---------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of August 31, 1998.

2. The results for the three and six month periods August 31, 1998 and 1997, are not necessarily indicative of results that may be expected for the fiscal year.

3. For the three and six months ended August 31, 1998 and 1997, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options and warrants and convertible preferred stock.

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

   The valuation allowance of $750 at February 28, 1998, which represented 40% of the gross deferred tax assets on that date, was $470, or 38% on August 31, 1998. The tax provision for the six months ended August 31, 1998 includes a current tax benefit of $280.

5. In August 1998, the Company purchased 100,000 shares of treasury stock at a price of $2.55 per share in connection with it's Stock Repurchase Plan.

6. Effective September 28, 1998, the Company executed an asset purchase agreement whereby it acquired certain assets of the BCT Franchise in Merrimack, New Hampshire in exchange for cash and notes and accounts receivable due the Company amounting to approximately $737.

7. On September 18, 1998, the Company negotiated a line of credit with a bank for $2 million. The line of credit bears interest of prime +.25%, interest is payable monthly. No advances have been made on the line.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


                                August 31, 1998
                                ---------------

Results of Operations
---------------------

Total revenues increased $463,000, or 10%, for the three months ended August 31, 1998 as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) sales of paper products ($385,000, or 14%), (ii) royalty revenue ($67,000, or 5%), and a decrease of Company Franchises revenue ($31,000, or 5%). The increase in royalty revenue is attributable to increased sales of the BCT network of franchises. The increase in sales of paper products is attributable to the increase in BCT network sales and increased market share.

Total revenues increased $853,000, or 9%, for the six months ended August 31, 1998, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) sales of paper products ($582,000, or 10%), (ii) royalty revenue ($252,000, or 10%), and is offset by a decrease in Company Franchises revenue ($74,000, or 6%).

Cost of paper and printing sales as a percentage of paper and printing sales was 86% and 85%, respectively, for the three and six months ended August 31, 1998, as compared to 83% and 84%, respectively, for the corresponding periods in fiscal 1998. Although the percentage generally remains stable, it does fluctuate due to periodic changes in the revenue mix.

Selling and administrative expenses represented 20% of gross revenues for the three and six months ended August 31, 1998, and 20% for the corresponding periods in fiscal 1998.

Liquidity and Capital Resources
-------------------------------

Cash resources increased $53,000 during the six months ended August 31, 1998. The Company utilized working capital to make debt payments totalling $49,000, made capital expenditures of approximately $43,000, most of which were dedicated to equipment, and advanced $167,000 in anticipation of the resale of a franchise.

The Company's cash position improved as a result of increased revenues and collections and enabled the Company to reduce accounts payable $572,000 or 28%.

The Company plans to continue to improve its working capital and cash positions during fiscal 1999 by focusing its efforts on increasing cash collections and implementing new product lines. During September 1998, the Company initiated a plan to repurchase up to 500,000 shares of the Company's common stock.

The Company believes that internally generated funds will be sufficient to satisfy the Company's working capital and capital expenditure requirements for the foreseeable future; however, the Company has obtained a $2 million line of credit with a bank.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        BCT INTERNATIONAL, INC.
                                                            (Registrant)


Date: October 2, 1998                                    /s/ James H. Kaufenberg
     ---------------------                               -----------------------
                                                         James H. Kaufenberg
                                                         President & Chief
                                                         Executive Officer



Date: October 2, 1998                                    /s/ Michael R. Hull
     ---------------------                               ----------------------
                                                         Michael R. Hull
                                                         Vice President & Chief
                                                         Financial Officer