Form 10-Q
period 1998-11-30
BCT INTERNATIONAL INC /
filed 1999-01-14
CIK 351541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended November 30, 1998

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

      Delaware                                       22-2358849
-------------------------               ----------------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                    33306
--------------------------------------------------              ----------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (954) 563-1224
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

              Number of shares of common stock outstanding as of
                          January 4, 1999:  5,207,384
                                            ---------

                            BCT INTERNATIONAL, INC.



                                     INDEX


                                                                           PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION

         CONDENSED CONSOLIDATED BALANCE SHEETS -
         November 30, 1998 and February 28, 1998........................       2

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
         for the three months ended November 30, 1998 and November 30,
         1997 and the nine months ended November 30, 1998 and
         November 30, 1997..............................................       3

         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
         IN STOCKHOLDERS' EQUITY - for the nine months ended
         November 30, 1998..............................................       4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-
         for the nine months ended November 30, 1998 and
         November 30, 1997..............................................       5

         Notes to Condensed Consolidated Financial Statements...........       6

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................     7-8


PART II. OTHER INFORMATION AND SIGNATURES
         Signatures.....................................................       9

                        PART I.    FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (000's omitted)

ASSETS                                                            November 30, 1998   February 28, 1998
------                                                            ------------------  ------------------
Current assets:
 Cash and cash equivalent                                                  $    903             $ 1,018
 Accounts and notes receivable, net                                           3,924               2,482
 Inventory, net                                                               2,343               2,423
 Assets held for sale, net                                                    1,280                 514
 Prepaid expenses and other current assets                                      224                 160
 Deferred income taxes                                                          462                 919
                                                                           --------             -------
   Total current assets                                                       9,136               7,516

Accounts and notes receivable, net                                            4,875               5,376
Property and equipment at cost, net                                             576                 651
Deferred income taxes                                                           214                 214
Deposits and other assets                                                        89                  89
Trademark and other intangible assets, net                                      291                 311
                                                                           --------             -------
                                                                           $ 15,181             $14,157
                                                                           ========             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                          $  1,210             $ 1,264
 Notes payable                                                                  105                 105
 Accrued liabilities                                                            653                 777
 Deferred revenue                                                               295                 339
                                                                           --------             -------
   Total current liabilities                                                  2,263               2,485

Notes payable                                                                   466                 539
                                                                           --------             -------
   Total liabilities                                                          2,729               3,024
                                                                           --------             -------

Preferred stock, Series A, 12% cumulative, $1 par value,
 mandatorily redeemable, 810 shares authorized, 60 shares
 issued and outstanding                                                          60                  60
                                                                           --------             -------

Stockholders' equity:
 Common stock, $.04 par value, 25,000 shares authorized,
  5,803 shares issued (5,723 shares in fiscal 1998)                             226                 223
 Paid in capital                                                             12,310              12,254
 Retained earnings (accumulated deficit)                                        947                (845)
                                                                           --------             -------
                                                                             13,483              11,632
Less: Treasury Stock, at cost, 471 shares (251 in fiscal 1998)               (1,091)               (559)
                                                                           --------             -------
Total stockholders' equity                                                   12,392              11,073
                                                                           --------             -------
                                                                           $ 15,181             $14,157
                                                                           ========             =======

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (000's omitted, except per share amounts)


                                        Three Months Ended    Nine Months Ended
                                           November 30,          November 30,
                                           1998    1997         1998     1997
                                          ------  ------       -------  -------
Revenues:

 Royalties and franchise fees             $1,348  $1,255       $ 4,090  $ 3,745
 Paper and printing sales                  3,177   2,900         9,536    8,677
 Company Franchise revenues                  704     556         1,888    1,814
 Sales of Franchises                         ---     ---            78      ---
 Interest and other                           93      70           217      179
                                          ------  ------       -------  -------
                                           5,322   4,781        15,809   14,415
                                          ------  ------       -------  -------

Expenses:

 Cost of paper and printing sales          2,686   2,462         8,107    7,322
 Operating costs of Company Franchises       816     614         2,142    2,117
 Selling, general and administrative       1,106     986         3,147    2,926
 Depreciation and amortization                45      48           137      146
                                          ------  ------       -------  -------
                                           4,653   4,110        13,533   12,511
                                          ------  ------       -------  -------

Income before income taxes                   669     671         2,276    1,904

Provision for income taxes                    98     262           478      743
                                          ------  ------       -------  -------

Net income                                $  571  $  409       $ 1,798  $ 1,161
                                          ======  ======       =======  =======

Earnings per share:

 Basic                                    $ 0.11  $ 0.08       $  0.33  $  0.22
                                          ------  ------       -------  -------
 Diluted                                  $ 0.10  $ 0.07       $  0.32  $  0.21
                                          ------  ------       -------  -------

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED NOVEMBER 30, 1998
                                  (UNAUDITED)
                                 000's omitted
                                 -------------




                                             Common Stock                     Retained
                                            ----------------                  Earnings       Less:
                                            Number of   Par     Paid In     (Accumulated   Treasury
                                             Shares    Value    Capital       Deficit)       Stock      Total
                                            ---------  -----  ------------  -------------  ---------  ---------

Balance February 28, 1998                       5,723  $ 223  $     12,254  $       (845)  $   (559)   $11,073

Exercise of warrants                               76      3            44           ---        ---         47

Non-cash exercise of options                        4    ---            12           ---        ---         12

Treasury stock purchases, 220,000 shares          ---    ---           ---           ---       (514)      (514)

Other                                             ---    ---           ---           ---        (18)       (18)

Net income                                        ---    ---           ---         1,798        ---      1,798

Dividend declared on convertible
 preferred stock                                  ---    ---           ---            (6)       ---         (6)
                                            ---------  -----  ------------  ------------   --------    -------

Balance November 30, 1998                       5,803  $ 226  $     12,310  $        947   $ (1,091)   $12,392
                                            =========  =====  ============  ============   ========    =======

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)

                                                                              Nine months ended
                                                                                 November 30
                                                                           1998                1997
                                                                         --------            --------
Cash flows from operating
 activities:
 Net income                                                              $  1,798            $  1,161
                                                                         --------            --------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Inventory provision                                                        145                 ---
   Depreciation and amortization                                              152                 163
   Provision for doubtful accounts                                            176                  70
   Changes in assets and liabilities
     (Increase) in accounts and notes receivable                           (1,139)             (1,395)
     (Increase) decrease in inventory                                         (65)                417
     (Increase) in assets held for sale                                      (766)                (44)
     (Increase) in prepaid expenses and other assets                          (64)                 (7)
     Decrease in deposits and other assets                                    ---                   5
     Decrease in deferred income taxes                                        457                 743
     (Decrease) in accounts payable and accrued liabilities                  (124)               (448)
     (Decrease) in deferred revenue                                           (44)                (11)
                                                                         --------            --------
     Total adjustments                                                     (1,272)               (507)
                                                                         --------            --------
     Net cash provided by operating activities                                526                 654
                                                                         --------            --------

Cash flows from investing activities:
 Capital expenditures                                                         (77)                (95)
                                                                         --------            --------
     Net cash (used) by investing activities                                  (77)                (95)
                                                                         --------            --------

Cash flows from financing activities:
 Dividend payments on preferred stock                                          (6)                 (6)
 Principal payments on notes payable                                          (73)                (51)
 Exercise of warrants/options for common stock                                 47                  65
 Treasury stock purchases                                                    (514)                ---
 Other                                                                        (18)                ---
                                                                         --------            --------
     Net cash (used) provided by financing activities                        (564)                  8
                                                                         --------            --------
     Net (decrease) increase in cash and cash equivalents                    (115)                567

 Cash and cash equivalents at beginning of period                           1,018                 314
                                                                         --------            --------
 Cash and cash equivalents at end of period                              $    903            $    881
                                                                         ========            ========

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                   (000's omitted, except per share amounts)

                               November 30, 1998
                               -----------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of November 30, 1998.

2. The results for the three and nine month periods ended November 30, 1998 and 1997, are not necessarily indicative of results that may be expected for the fiscal year.

3. For the three and nine months ended November 30, 1998 and 1997, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options and warrants and convertible preferred stock.

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

   The valuation allowance of $750 at February 28, 1998, which represented 40% of the gross deferred tax assets on that date, was $315, or 32% on November 30, 1998. The tax provision for the nine months ended November 30, 1998 includes a current tax benefit of $435.

5. During the three months ended November 30, 1998, the Company purchased 120,000 shares of treasury stock at an average price of $2.16 per share in connection with its current stock repurchase plan. Under the stock repurchase plan, the Company may repurchase up to an additional 380,000 shares of the Company's common stock. Under a prior stock repurchase plan, the Company purchased 100,000 shares of treasury stock at an average price of $2.55 per share during the second quarter of fiscal 1999.

6. Effective September 28, 1998, the Company executed an asset purchase agreement whereby it acquired certain assets of the BCT Franchise in Merrimack, New Hampshire (the Merrimack Franchise) in exchange for cash and notes and accounts receivable due the Company amounting to approximately $737. The Company has included the results of operations of the Merrimack Franchise since the acquisition, a loss of $54, in the consolidated statement of operations. The net assets of the Merrimack Franchise are included in assets held for sale in the accompanying consolidated balance sheet as it is management's intent to resell the Merrimack Franchise. Prior to the acquisition, the Company wrote off against the allowance for doubtful accounts, $237 of receivables due from the Merrimack Franchise. As a result, the initial net asset value for the Merrimack Franchise was $500.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                               November 30, 1998
                               -----------------

Results of Operations
---------------------

Total revenues increased $541,000, or 11%, for the three months ended November 30, 1998 as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to an increase in paper and printing sales ($277,000, or 10%), an increase in Company Franchises revenue ($148,000, or 27%), and an increase in royalties of $93,000 or 7%.

Total revenues increased $1,394,000, or 10%, for the nine months ended November 30, 1998, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) paper and printing sales ($859,000, or 10%), (ii) royalty revenue ($345,000, or 9%), and
(iii) Company Franchises revenue ($74,000, or 4%). In the current year, the Company operated two Company Franchises during the period March 1, 1998 through September 27, 1998 and three Company Franchises from September 28, 1998 to November 30, 1998. In the prior year, three Company Franchises were operated by the Company from March 1, 1998 to July 31, 1998 and two Company Franchises thereafter.

Cost of paper and printing sales as a percentage of paper and printing sales was 85% for the three and nine months ended November 30, 1998 as compared to 85% and 84%, respectively, for the corresponding periods in fiscal 1998. Cost of paper and printing sales for the nine months ended November 30, 1998 include an inventory provision in the amount of $145,000 to provide for possible losses on paper stock purchased which was subsequently determined to be of inconsistent quality for use in the thermography process.

Selling and administrative expenses represented 21% and 20% of gross revenues for the three and nine months ended November 30, 1998, respectively, and 21% and 20% for the corresponding periods in fiscal 1998.

Liquidity and Capital Resources
-------------------------------

Cash resources decreased $115,000 during the nine months ended November 30, 1998. The Company utilized working capital to make debt payments of $73,000, made capital expenditures of $77,000 most of which related to equipment, advanced $167,000 in anticipation of the resale of a franchise, $53,000 to purchase a franchise and $514,000 to repurchase 220,000 shares of the Company's common stock in accordance with its stock repurchase plans.

The Company is devoting resources to minimize the risk of potential disruption from the "year 2000 ("Y2K") problem". This problem is a result of computer programs having been written using two digits (rather than four) to define the applicable year. Any information technology ("I.T.") systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extends to many "non-I.T." systems; that is, operating and control systems that rely on embedded chip systems. In addition, like every other business enterprise, the Company is at risk from Y2K failures on the part of its major business counterparts, including suppliers, distributors, licensees, franchisees and manufacturers, as well as potential failures in public and private infrastructure services, including electricity, water, transportation and communications. Possible system failures resulting from the Y2K problem could primarily and adversely affect operations in the Company's distribution of paper products. The Company has identified and implemented solutions for an estimated 90% of Y2K issues which are reasonably within its control. Costs incurred to date in resolving Y2K issues, which consist primarily of hardware and software upgrades, amounted to approximately $40,000. The Company anticipates that any future costs of Y2K compliance will not have a material adverse affect on the Company's results of operations.

The Company plans to continue to improve its working capital and cash positions by focusing efforts on increasing cash collections, implementing new product lines and by assisting its Franchises in employing internet based technologies to develop new national account markets and enhance services to existing customers.

The Company believes that internally generated funds plus its $2 million bank line of credit will be sufficient to satisfy the Company's working capital and capital expenditure requirements for the foreseeable future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTINUED...


Certain information contained in this report, particularly information regarding future economic performance, plans and objectives of management, constitutes "forward-looking statements" within the meaning of the federal securities laws. In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the wholesale printing industry, which is intense; changes in general economic conditions; technological changes, including Y2K compliance issues; changes in customer tastes; legal claims; the continued ability of the Company and its franchisees to obtain suitable locations and financing for new Franchises as well as expansion of existing Franchises; governmental initiatives, in particular those relating to franchise regulation and taxation; and risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BCT INTERNATIONAL, INC.
                                       (Registrant)


Date: January 14, 1999            James H. Kaufenberg
     ---------------------        ----------------------------------------
                                  James H. Kaufenberg
                                  President & Chief Executive Officer



Date: January 14, 1999            Michael R. Hull
     ---------------------        ----------------------------------------
                                  Michael R. Hull
                                  Vice President & Chief Financial Officer