Form 10-K405
period 1999-02-28
BCT INTERNATIONAL INC /
filed 1999-05-28
CIK 351541

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended February 28, 1999                             Commission file no. 0-10823
      -----------------                                                 -------



                            BCT INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                          DELAWARE                                                      22-2358849
---------------------------------------------------------                   ----------------------------------
(State or other jurisdiction of incorporation of organization)             (I.R.S. Employer Identification No.)

        3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida  33306
        ----------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (954) 563-1224
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant, at May 18, 1999 was approximately $9,333,000.

     The number of shares outstanding of Registrant's Common Stock, par value $.04 per share, at May 18, 1999 was 5,793,925.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE
                                     ----

This document consists of 41 pages.

The Index to exhibits appears on page 17.

Item 1.   Business
-------   --------

          (a)  General
               -------

          BCT International, Inc. (the "Company") is a holding company with one direct wholly-owned subsidiary: Business Cards Tomorrow, Inc., a Florida corporation ("BCT"). BCT operates the Business Cards Tomorrow franchise system,
the world's largest wholesale franchise printing chain.   Since its founding in
1975, the system has grown to include 89 "Business Cards Tomorrow Franchises" (the "Franchises") specializing in thermography products, labels, rubber stamps and business announcements for resale by retail printing providers in 38 states, Canada and Argentina. One Franchise, located in Delray Beach, Florida, is owned by BCT through a wholly-owned subsidiary. One Franchise located in Merrimack, New Hampshire is owned directly by BCT. Another subsidiary of BCT owns 70% of the Louisville, Kentucky, Franchise and the remaining 30% is owned by third parties who manage day to day operations.

          The Company adopted a plan effective February 28, 1999 for the disposition of all Company owned Franchises. Under the plan, the Company intends to sell all Company owned Franchises in fiscal 2000.

          BCT's operations also include the Pelican Paper Products Division ("PPP") which supplies paper products, press supplies and press parts to the BCT Franchises. The Company operates in four operating segments of a single industry. The segments include 1) operations as a franchisor of printing franchises, 2) ownership and operation of Company owned franchises, 3) sale of paper products and supplies to the BCT Franchises, and 4) other operations.


          (b)  Narrative description of the business
               -------------------------------------

Business Cards Tomorrow, Inc.
-----------------------------
                                    General
                                    -------

          The Franchises typically operate through the placement of business card, stationery, rubber stamp and labels catalogs with commercial and retail "quick" printers, office superstores, forms brokers, office supply companies and stationers in the Franchises' trade areas (collectively, "Dealers"). The Dealers secure orders from their customers for thermographed printed products and other printed matter which are normally picked up daily by the Franchises' route drivers, who also deliver products previously ordered. The Franchises specialize in the "fast turnaround" of their products, delivering many items, such as business cards, in one business day, with most products being delivered within two days of the date of order. Increasingly, Franchises receive orders by fax and electronic communication via the Internet.

          Thermography is a specialized printing process that gives a raised printing effect similar to engraving and requires specialized equipment and operating techniques. Most commercial printers, quick printers, office superstores and other retail dealers choose not to invest in this specialized equipment, preferring to subcontract this type of work to wholesale "trade" printing companies such as BCT Franchises that specialize in thermography.

          BCT supplies business stationery and rubber stamp and label catalogs to its Franchises and also sells them the paper products featured in the catalogs through PPP.

          PPP is a primary supplier of paper products for the BCT Franchises. PPP purchases raw paper directly from paper mills and paper brokers and utilizes the services of converters to convert the raw material to finished paper products. In addition, certain conversion functions are performed "in house". PPP utilizes three public storage facilities located strategically throughout the United States to house and ship out paper products to the Franchises.

          BCT markets its franchise operations to potential franchisees through major business newspapers as well as printing trade publications. The development of a specific market is determined by a number of different criteria, including resources available, customer base and operating efficiencies. BCT has developed the BCT network primarily through the sale of franchises to third parties. BCT Franchises are located throughout the Continental U.S., Hawaii, Argentina and Canada.

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

          As of May 18, 1999, 89 BCT Franchises are in operation in 38 states, Canada and Argentina. The current number of Franchises compares with 88 and 98 Franchises in operation on May 15, 1998 and May 1, 1997, respectively. The decrease in the number of franchises is the result of several instances of Franchises combining the operations of multiple Franchises into one Franchise. Total BCT system sales reached approximately $105,000,000, $96,000,000 and $91,000,000 for the years ended December 31, 1998, 1997 and 1996, an average of $1,222,000, $1,057,000 and $919,000, respectively, per Franchise.

          BCT receives either a 5% or 6% royalty fee based on gross BCT Franchisee sales for original 15 - 25 year contracts. The royalty fee is dependent on the initial franchise agreement date. Generally, agreements dated through mid-1986 carry 5% royalties. Thereafter, the 6% royalty applies. One franchise agreement is up for renewal in fiscal 2000. For fiscal years ended 1999, 1998, and 1997, continuing franchise royalties comprised approximately 28%, 25% and 27% of total revenue, respectively. PPP sales to the franchisees for fiscal years ended 1999, 1998, and 1997 were approximately 69%, 60%, and 53%, of total revenue, respectively.

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

                                  Franchises
                                  ----------

          BCT's franchise agreements with individual Franchises are typically for a 15-to-25 year period and are renewable for additional 10-year periods. The right to renew is contingent upon the Franchise not being in default under any material term of the franchise agreement. BCT may terminate a franchise agreement under certain circumstances where the franchisee is in material default under the franchise agreement and has not cured such default(s) after notice from BCT. BCT's existing franchise agreements with individual Franchises have an average remaining term of approximately 16 years. One Franchise comes up for renewal in fiscal 2000, and in the subsequent 10 years, 17 Franchises come up for renewal.

          The Company does not expect to generate significant revenues from the sale of new Franchises in the foreseeable future. The Company intends to focus its growth strategy on increasing sales by existing Franchises.

                                  Competition
                                  -----------

          The Company and its franchisees compete with other franchisors, franchisees and independent operators in the graphic arts industry. While the Company believes that its BCT franchise system is the leading supplier of thermographed business cards to printers throughout the United States, there can be no assurance that competitors will not imitate or improve upon the Company's business strategy. BCT's major national competitors are Regency Thermographers, Carlson Craft, and American Wholesale Thermographers, Inc.; however, BCT's franchisees also compete with numerous local and regional operations. BCT's franchisees compete primarily on the basis of turnaround time, quality and close customer contact.

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

                           Research and Development
                           ------------------------

          The Company performs ongoing research and development, seeking improvements in the operating procedures and products of its Franchises and development of proprietary software. These activities are primarily done at the Company Franchises and at the Company's corporate headquarters. Also, the Company often requests individual franchisees to perform tests of various equipment, materials or techniques in an actual production environment. The Company has done extensive research and development in the use of an Internet-based order entry and distribution system.

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

                                   Employees
                                   ---------

          The Company has 90 employees, all of whom are located at either (i) the Company's corporate headquarters in Fort Lauderdale, Florida, or (ii) the Company Franchises in Delray Beach, Florida; Merrimack, New Hampshire, and Louisville, Kentucky. See discussion of discontinued operations in item 1.

       Financial Information Relating to Foreign and Domestic Operations
       -----------------------------------------------------------------


                            February 28,  February 28,  February 28,
                                1999          1998          1997
                            ------------  ------------  -------------
Revenue:
 Foreign operations          $   832,000   $   924,000   $   969,000
 Domestic operations         $17,774,000   $16,098,000   $14,247,000

Operating Profit (Loss):
 Foreign operations          $   128,000   $   118,000   $   (22,000)
 Domestic operations (1)     $ 3,063,000   $ 2,677,000   $   348,000

Identifiable Assets:
 Foreign operations          $   334,000   $   355,000   $   356,000
 Domestic operations         $15,072,000   $13,802,000   $10,873,000

     (1) Amounts do not include losses from discontinued operations amounting to $327,000, $244,000 and $657,000 for the years ended February 28, 1999,
     1998 and 1997, respectively.

Item 2.   Properties
-------   ----------

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

          The Merrimack, New Hampshire, Company Franchise utilizes a 4,000 square foot facility, which is leased for a monthly rental of $4,200. The lease on this facility continues through March 2001.

          Management believes that existing facilities are adequate for the foreseeable future. See discussion of discontinued operations in item 1.

Item 3.   Legal Proceedings
-------   -----------------

          No material matters.

Item 4.   Submission of Matters to a Vote of Securities Holders
-------   -----------------------------------------------------

          No matters were submitted to a vote of securities holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended February 28, 1999.

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


          Fiscal Quarters                        High      Low
          ---------------                       -------  -------
1998      First Quarter                         $  3.80  $  2.00
          Second Quarter                        $  3.75  $  2.50
          Third Quarter                         $  3.62  $  2.62
          Fourth Quarter                        $  3.43  $  2.37

1999      First Quarter                         $  3.75  $  2.63
          Second Quarter                        $ 3.125  $2.3125
          Third Quarter                         $2.4375  $1.8125
          Fourth Quarter                        $ 3.625  $2.0625

2000      First Quarter (through May 18, 1999)  $  2.75  $  2.13

          On May 18, 1999, the closing price per share of common stock, as reported by NASDAQ, was $2 5/8.

          There is currently no established public trading market for any securities of the Company other than the common stock.

          The approximate number of holders of record of the Company's common stock as of May 15, 1999 was 800.

          During the fiscal years ended February 28, 1999, 1998 and 1997, no cash dividends were declared on the outstanding Common Stock. The Company has no plans to pay any dividends on the Common Stock.

Item 6.   Selected Financial Data       (000's omitted, except per share data)
-------   -----------------------

OPERATIONS
 for the fiscal year ended:                         Feb. 28, 1999   Feb. 28, 1998   Feb. 28, 1997   Feb. 29, 1996   Feb. 28, 1995
                                                    -------------   -------------   -------------   -------------   -------------
REVENUES:
 Royalties and franchise fees                             $ 5,356         $ 4,921         $ 4,852         $ 4,820         $ 4,540
 Paper and printing sales                                  12,817          11,734          10,118           9,159           7,585
 Sales of franchises                                           87              44              40             870             466
 Interest and other income                                    346             323             206             436             130
                                                          -------         -------         -------         -------         -------
                                                           18,606          17,022          15,216          15,285          12,721
                                                          -------         -------         -------         -------         -------

EXPENSES:
 Cost of paper and printing sales                          10,939           9,857           8,823           7,796           6,657
 Cost of franchises sold                                      ---             ---             ---             521             326
 Selling, general and administrative                        4,290           4,171           5,820           4,880           4,212
 Depreciation and amortization                                186             199             247             170             227
                                                          -------         -------         -------         -------         -------
                                                           15,415          14,227          14,890          13,367          11,422
                                                          -------         -------         -------         -------         -------

Income from continued operations before
 income taxes                                               3,191           2,795             326           1,918           1,299

Income tax provision (benefit)                                690             986              54             404        (      6)
                                                          -------         -------         -------         -------         -------
Income from continued operations                            2,501           1,809             272           1,514           1,305
Discontinued operations (2):
 Loss from Company owned Franchises
 operated under a plan of disposition, net
 of income tax benefit                                    (   327)        (   244)        (   657)        (   373)        (   150)
                                                          -------         -------         -------         -------         -------


Net income (loss)                                         $ 2,174         $ 1,565         $ ( 385)        $ 1,141         $ 1,155
                                                          =======         =======         =======         =======         =======

Earnings (loss) per common share:
Income from continued operations                          $   .47         $   .35         $   .05         $   .29         $   .38
Loss from discontinued operations                          (  .06)        (   .05)         (  .13)          ( .07)        (   .04)
                                                          -------         -------         -------         -------         -------
  Basic                                                   $   .41         $   .30         $(  .08)        $   .22         $   .34
                                                          =======         =======         =======         =======         =======

Income from continued operations                          $   .45         $   .32         $   .05         $   .27         $   .26
Loss from discontinued operations                          (  .06)         (  .04)         (  .13)         (  .07)         (  .03)
                                                          -------         -------         -------         -------         -------
  Diluted                                                 $   .39         $   .28         $ (  08)        $   .20         $   .23
                                                          =======         =======         =======         =======         =======


Total assets                                              $15,406         $14,157         $11,229         $10,738         $10,018
Long-term debt                                            $   433         $   539         $   215         $     5         $    48
Preferred stock                                           $    60         $    60         $    60         $   260         $   810
Working capital                                           $ 6,253         $ 5,145         $ 3,614         $ 4,633         $ 5,542
Stockholders' equity (1)                                  $12,892         $11,073         $ 9,310         $ 9,374         $ 7,759

(1) During the five fiscal years ended February 28, 1999, no cash dividends have been declared on the common stock outstanding.
(2) Discontinued operations are discussed in Note 2 to the Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

Fiscal 1999 Compared to Fiscal 1998
-----------------------------------

         Total revenue for fiscal 1999 increased $1,584,000 or 9%. Royalty revenue increased by $435,000 or 9%; and paper and printing sales increased by $1,083,000 or 9%. Revenue growth was attributable to the overall sales growth of the BCT Franchises, which was stimulated by a national contract, which began in January 1998, to provide business stationery to over 700 OfficeMax locations.

         Cost of paper and printing sales as a percentage of paper and printing sales was 85%, 84% and 87%, respectively, for the fiscal years ended February 28, 1999, 1998 and 1997. Fluctuations in this percentage result primarily from differences in the sales mix. Selling, general and administrative expenses represented 23%, 25% and 38% of gross revenues in fiscal 1999, 1998 and 1997, respectively. The decrease in fiscal 1999 demonstrates the Company's ability to increase revenues without incurring a proportionate increase in expenses.

         Under a plan adopted effective February 28, 1999, the Company intends to dispose of its Company owned franchises in fiscal 2000. See Note 2 to the Consolidated Financial Statements.

Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

         Total revenue for fiscal 1998 increased by $1,806,000 or 12% over the prior fiscal year. Royalty revenue increased by $69,000 or 1%; and paper and printing sales increased by $1,616,000 or 16%. Revenue growth was attributable to the overall revenue growth of the BCT system, continued increased market penetration by PPP, the introduction of labels to the revenue mix of the BCT system and the corresponding sale of labels materials and supplies by PPP. Interest and other income increased $117,000 or 57% due to the Company's increase in trade notes receivable.

         Cost of paper and printing sales as a percentage of paper and printing sales was 84%, 87% and 85%, respectively, for fiscal years ended 1998, 1997 and 1996. Fluctuations in this percentage primarily result from changes in the revenue mix. Selling, general and administrative expenses represented 25%, 38% and 32% of gross revenues in fiscal 1998, 1997 and 1996, respectively. The decrease in fiscal 1998 was the result of applying the cost containment begun in fiscal 1997 for a full year. In addition, selling, general and administrative cost in fiscal 1997 included a loss of $130,000 incurred by the Company relating to its freight auditing company as well as a writedown of certain assets relating to the social stationery program amounting to $144,000.

         Losses from the operation of Company Franchises were $377,000 in fiscal 1998 versus losses of $733,000 in fiscal 1997. The reduction of losses resulted from the decrease in the weighted average number of Company Franchises in operation during fiscal 1998.

Liquidity and Capital Resources
-------------------------------

         The Company generated cash from continuing operations of $1,825,000 during the fiscal year ended February 28, 1999. The Company employed the cash generated to make capital expenditures of $82,000, primarily for computer hardware and software, acquisitions of $252,000 relating to the Merrimack Franchise repurchase, repurchase of the Company's common stock amounting to $607,000, $560,000 to fund discontinued operations and to make principal payments on debt of $98,000. The remainder of cash generated from operations together with $247,000 received from stock option exercises was retained to fund day to day operations of the business.

         The Company's cash generated from operations was reduced by the Company's commitment to the franchise network in the form of note financing for acquisitions and to finance certain current obligations of the franchise owners. Although the Company believes its financial involvement with certain franchisees is necessary, the Company intends to minimize this type of relationship in the future.

         The Company intends to continue to improve its working capital and cash positions during fiscal 2000 by focusing its efforts on cash collections and maintaining current inventory levels. Further, the Company intends to pursue new channels of distribution for its current products and continue to develop and improve new and existing product offerings.

         The Company believes that internally generated funds will be sufficient to satisfy the its working capital and capital expenditure requirements for the foreseeable future; however, there can be no assurance that external financing will not be needed. During fiscal 1999, the Company negotiated a $2 million line of credit with a bank. No advances have been made on the line.

Year 2000 Issue
---------------

          The Year 2000 issue affects the Company's installed computer systems, network elements, software applications and other business systems that have time-sensitive programs, including those with embedded microprocessors, that may not properly reflect or recognize the year 2000 and years thereafter. Because many computers and computer applications define dates by the last two digits of the year, "00" or other two-digit dates after the year 2000 may not properly be identified as the year 2000 or the appropriate later year, but rather the year 1900 or a year between 1901 and 1999 (as the case may be). This error could result in system and equipment failures or malfunctions causing disruption of operations including among other things, a temporary inability to process telephone calls, transactions and information, or engage in normal business activities.

          The Company has evaluated its installed computer systems, network elements, software applications and other business systems that have time-sensitive programs and has developed and implemented a plan to ensure their Year 2000 compliance. The Company believes that its hardware, network and software systems are fully Year 2000 compliant.

          Since the Year 2000 issue may affect the systems and applications of the Company's franchises, customers or suppliers, the Company has communicated with its franchises, customers and suppliers to determine their overall Year 2000 readiness. Based upon responses received from its franchises, customers and suppliers, the Company does not anticipate any material adverse impact on its operations as a result of Year 2000 issues. No assurance can be given that the failure by one or more of its major franchises, suppliers or customers to become Year 2000 compliant will not have a material adverse impact on its operations. The cost to the Company of developing and implementing its Year 2000 compliance plan has amounted to approximately $45,000.

Forward-Looking Information
---------------------------

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

          The Company had no outstanding balances subject to market risk during the period covered by this report. The Company has a $2 million line of credit with a bank which bears interest at prime + .25%.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

          The financial statements and schedules listed in the accompanying Index to consolidated financial statements and schedules on page D-1 are filed as a part of this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          None

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

                                                                                               Date Elected
Name                         Age                  Position                                     Or Appointed
----                         ---                  --------                                     ------------
William Wilkerson            57                   Chairman of the Board                        January 1978
Peter T. Gaughn              43                   Chief Executive Officer, President
                                                  and Director                                 May 1999
Michael R. Hull              45                   Chief Financial Officer, Treasurer
                                                  and Secretary                                May 1996
Thomas J. Cassady            77                   Director                                     April 1988

Alvin Katz                   69              Director            October, 1996
Henry A. Johnson             64              Director            February 1975
Bill LeVine                  79              Director            May 1992

          William Wilkerson has been Chairman of the Board and a Director of the Company since January 1986. He was Chief Executive Officer of the Company from May 1988 until October 1997. He was President and Chief Executive Officer of Business Cards Tomorrow, Inc. (a Florida corporation) from January 1978 to January 1982 and Chairman from January 1982 to January 1986.

          Peter T. Gaughn became a Director of the Company in April 1998. He was appointed Chief Executive Officer and President of the Company in May 1999. He previously served as President and Chief Executive Officer and Director of PIP Printing from February 1995 to April 1999. Additionally, Mr. Gaughn was previously President and Chief Operating Officer of the Company from August 1989 to January 1995.

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

Compliance with Section 16 (a) of the Exchange Act

          The Company has reviewed the Forms 3 and 4 and amendments thereto furnished to it pursuant to SEC Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year. Based solely on such review, the Company is aware of no instances involving a late filing of a required Form by a person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock.

Item 11.  Executive Compensation
--------  ----------------------

          (a)  Board Compensation Committee Report on Executive Compensation

          The Compensation Committee of the Board of Directors, which is comprised of a majority of non-employee directors, has overall responsibility to review and recommend broad-based compensation plans for executive officers of the Company and its BCT subsidiary to the Board of Directors. One of the members of the Compensation Committee, Mr. LeVine, has invested significant sums of money in the Company. Pursuant to recently adopted rules designed to enhance disclosure of companies' policies toward executive compensation, set forth below is a report submitted by Mr. LeVine in his capacity as the Chairman of the Board's Compensation Committee, addressing the Company's compensation policies for fiscal 1999 as they affected the Company's executive officers generally and Mr. William A. Wilkerson, Chairman of the Board (and Chief Executive Officer until October 1997), and Mr. James H. Kaufenberg, President and Chief Executive Officer of the Company from October 1997 until his resignation in April 1999.

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

Relationship of Performance Under Compensation Plans

          Compensation paid Messrs. Wilkerson and Kaufenberg in fiscal 1999, as reflected in the following Tables, consisted of base salary and bonus.

Annual Bonus Arrangements

          The Company's annual bonuses to its executive officers, as indicated above, are based on both objective and subjective performance criteria. Objective criteria include actual versus target annual operating budget performance and actual versus target annual income growth. Target annual income growth and target annual operating budgets utilized for purposes of evaluating annual bonuses are based on business plans which have been approved by the Board of Directors. Subjective performance criteria encompass evaluation of each officer's initiative and contribution to overall corporate performance, the officer's managerial ability, and the officer's performance in any special projects that the officer may have undertaken. Performance under the subjective criteria was determined at the end of fiscal 1999 after informal discussions with other members of the Board.

Mr. Wilkerson's Fiscal 1999 Compensation

          During fiscal 1993, the Compensation Committee approved a seven year employment contract for Mr. Wilkerson for fiscal years beginning in fiscal 1994. All of Mr. Wilkerson's fiscal 1999 compensation was paid pursuant to this contract. In June 1997, Mr. Wilkerson's contract was extended for an additional three year term through fiscal 2003. The agreement calls for minimum annual salary amounts of $300,000 during the employment term.

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

Mr. Kaufenberg's Fiscal 1999 Compensation

          During fiscal 1997, the Committee approved the terms of Mr. Kaufenberg's employment. Under the terms of his employment, if Mr. Kaufenberg is terminated for any reason, he is entitled to receive six months of severance pay. Mr. Kaufenberg's compensation in fiscal 1999 consisted of a base salary plus a bonus based upon the achievement of certain levels of profitability by the Company. Mr. Kaufenberg resigned in April 1999 and consequently, his severance package will be paid and recorded in fiscal 2000.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE COMPANY'S BOARD OF DIRECTORS:

               Bill LeVine      Peter Gaughn       William Wilkerson

(c)       Compensation Tables

          The following tables set forth the compensation received for services in all capacities to the Company during its fiscal years ended February 28, 1999, 1998 and 1997, by the executive officers of the Company as to whom the total salary and bonus in the most recent year exceeded $100,000.

                            BCT International, Inc.
                            -----------------------
                          Summary Compensation Table
                          --------------------------
                       Fiscal Years 1999, 1998 and 1997
                       --------------------------------
                                 000's omitted
                                 -------------

                                                                               Long-Term
Compensation Awards                                                        Annual Compensation
-----------------------------------------------------------------------------------------------

                                        Fiscal                      Form of Payment
                                                                    ---------------
Name                    Position        Year    Salary       Bonus   Cash   Shares   Options
-----------------  -------------------  ------  ------       -----  ------  -------  --------

W.A. Wilkerson        Chairman of         1999    $312  (1)  $  75    $387    ---       2 (2)
                      the Board           1998    $294  (1)  $  50    $344    ---      70 (3)
                                          1997    $312  (1)  $ ---    $300    ---      50 (4)



J.H. Kaufenberg       Chief Executive     1999    $150  (6)  $  85    $235    ---       2 (2)
                      Officer and         1998    $150  (6)  $ 150    $300    ---     ---
                      President  (5)      1997    $120  (7)  $  10    $130    ---     200 (8)


M.R. Hull             Chief Financial     1999    $ 92       $  36    $128    ---     ---
                      Officer, Secretary  1998    $ 88       $  31    $119    ---     ---
                      and Treasurer       1997    $ 68       $ ---    $ 68    ---      15 (9)

(1)  Salary for fiscal 1999, 1998 and 1997 includes a $12 car allowance.
(2)  Options granted in fiscal 1999, all of which immediately vested.
(3)  Options granted in fiscal 1998, all of which immediately vested.
(4)  Options granted in fiscal 1997, all of which immediately vested.
(5) Mr. Kaufenberg resigned as an officer and director of the Company in April 1999.
(6)  Salary includes a $10 car allowance.
(7)  Includes a $50 non-accountable moving allowance.
(8) Options granted in fiscal 1997, which vested in equal installments over a four year period ending in fiscal 2001; 100 were cancelled upon Mr. Kaufenberg's April 1999 resignation.
(9) Options granted in fiscal 1997, which vest in equal installments over a three year period ending in fiscal 2000.

                            BCT International, Inc.
                            -----------------------
                   Aggregated Option Exercises and Year-End
                   ----------------------------------------
                         Option Values for Fiscal 1999
                         -----------------------------
                                 000's omitted
                                 -------------

                                                                   Number of      Value of
                                                                   Unexercised    In-The-Money
                                                                   Options at     Options at
                                      Shares                       2/28/99 (#)    2/28/99 ($)
                                      Acquired on    Value         Exercisable/   Exercisable/
     Name             Position        Exercise #     Realized ($)  Unexercisable  Unexercisable
-----------------  ---------------    ------------   -----------  --------------  -------------
W.A. Wilkerson     Chairman of
                   the Board              ---         $  ---             331/0     $ 253/$0

J.H. Kaufenberg    Chief Executive
                   Officer and            ---         $  ---           103/100     $ 77/$75
                   President

M.R. Hull          Chief Financial        ---         $  ---              10/5     $   8/$4
                   Officer, Secretary
                   and Treasurer

                                    Page 12

                            BCT International, Inc.
                            -----------------------
                       Executive Management Compensation
                       ---------------------------------
                       Option Grants in Fiscal Year 1999
                       ---------------------------------
                                 000's omitted
                                 -------------


                                                                                                     Potential
                                                                                                     Realizable Value
                                                                                                     at Assumed
                                                          % of Total                                 Annual Rates of
                                                          Options                                    Stock Price
                                               Options    Granted to    Exercise      Expiration     Appreciation
       Name             Position               Granted    Employees      Price           Date        for Option Term
--------------------  -----------              --------  -----------  ------------  ---------------  ---------------
                                                                                                     5% ($) 10% ($)
W.A. Wilkerson        Chairman of
                      the Board                   2.5        50%         $3.06          4/28/08          $12/$20

J. H. Kaufenberg      President and Chief
                      Executive Officer           2.5        50%         $3.06          4/28/08          $12/$20

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     The following table sets forth as of May 18, 1999, information with respect to the only persons known to the Company to be beneficial owners of more than 5% of the Company's outstanding Common Stock (excluding treasury stock), as well as the beneficial ownership of all directors and officers of the Company individually and all directors and officers as a group. Based on the information available to the Company, except as set forth in the accompanying footnotes, each person has sole investment and voting power with respect to the shares of common stock indicated. At May 18, 1999, 5,793,925 shares of Common Stock were outstanding.

                                                              Percent of
                                       Number of Shares      Outstanding
          Name                      Beneficially Owned (1)  Common Stock
--------------------------          ----------------------  -------------
Certain Beneficial Owners:

Steven N. Bronson                          472,000                 8.47%
 B & B Management Group II, Inc.
 16 East 52nd Street, Suite 501
 New York, NY 10022

Officers and Directors:

William A. Wilkerson                     1,333,182 (2)            22.58%
Bill LeVine                                697,532 (3)            12.35%
Henry A. Johnson                           154,347 (4)             2.75%
Thomas J. Cassady                           38,750 (5)              .69%
Alvin Katz                                  22,500 (6)              .40%
Peter T. Gaughn                            153,500 (7)             2.68%
Michael R. Hull                             10,500 (8)              .19%

Officers and Directors
as a group (7 persons)                   2,410,311 (9)            38.77%

___________________

(1) This column sets forth shares of Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13D-3 of the Securities and Exchange Commission ("SEC").

(2) Includes 331,250 shares covered by currently exercisable stock options and warrants.

(3)  Includes 73,750 shares covered by currently exercisable stock options.

(4)  Includes 31,250 shares covered by currently exercisable stock options.

(5)  Includes 22,500 shares covered by currently exercisable stock options.

(6)  Includes 22,500 shares covered by currently exercisable stock options.

(7)  Includes 152,500 shares covered by currently exercisable stock options.

(8)  Includes 10,000 shares covered by currently exercisable stock options.

(9) Includes 643,750 shares covered by currently exercisable stock options and warrants.

Item 13.    Certain Relationships and Related Transactions
--------    ----------------------------------------------

     In February 1996, a company of which Mr. Wilkerson, the Chairman of the Board, is a 50% shareholder, purchased the Honolulu, Hawaii Franchise for a total purchase price of $400,000 plus accounts receivable and inventory. The purchase price is payable pursuant to a $325,000 promissory note, representing an assumption of the prior franchisee's debt to the Company, and a $108,000 promissory note representing the value of the inventory and accounts receivable acquired. The $325,000 note bears interest at 8% per year and requires equal monthly payments of principal and interest for 10 years based on a 15-year amortization, with a balloon payment due at the end of 10 years. The $108,000 note bears interest at 8% per year and is payable in five years pursuant to equal monthly payments of principal and interest. During 1997, the Company advanced an additional $65,000 to the Hawaii Franchise in exchange for three demand notes bearing interest of 8%. These notes are secured by pledges of substantially all of the assets of the Hawaii Franchise, as well as the personal guarantees of the shareholders.

     The Hawaii Franchise is 33 months behind on payments under the $325,000 note and 33 months behind on payments under the $108,000 note. Further, the Hawaii Franchise's debt to the Company for paper purchases, royalties and other advances totalling $276,000 is more than 90 days past due as of May 18, 1999. The proposed buyout transaction has not been concluded. In fiscal 1999, the Company advanced $167,000 to the owners of the Hawaii Franchise as repayment of monies contributed by the owners. Specific reserves have been recorded on the receivables relating to the Hawaii franchise.

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

     On April 19, 1999, James H. Kaufenberg resigned from his positions as President, Chief Executive Officer and Director of the Company. In connection with his resignation, the Company and Mr. Kaufenberg entered into an agreement providing for (i) payment to Mr. Kaufenberg of $70,000 pursuant to six months of salary payments at an annual rate of $140,000 from May to October 1999, (ii) payment to Mr. Kaufenberg of an $85,000 bonus for fiscal 1999, (iii) exercise by Mr. Kaufenberg of options to purchase 23,700 shares of Common Stock at an exercise price of $1.875 per share, (iv) payment by the Company to Mr. Kaufenberg of $34,475 in cancellation of Mr. Kaufenberg's remaining options to purchase 78,800 shares of Common Stock at an exercise price of $1.875 per share ($.4375 per option share), (v) payment to Mr. Kaufenberg of $17,500 in accrued vacation and (vi) customary releases, indemnification and other legal provisions.

     Effective May 8, 1999, the Company entered into a three-year employment agreement with Peter T. Gaughn, its new President and Chief Executive Officer. The agreement provides for a base salary of $250,000 during the first year with minimum 5% salary increases thereafter. In addition, the agreement provides for incentive compensation based upon the Company's pre-tax income, which compensation shall not exceed $125,000 in fiscal 2000 and shall not exceed the base salary thereafter. Additionally, the agreement provides for the grant of options to purchase 400,000 shares of Common Stock, of which 100,000 shares vested immediately and the remainder shall vest in annual increments of 60,000 shares over the next five years. In addition, the agreement provides for the granting each year of options to purchase a number of shares of Common Stock equal to the amount of incentive compensation for that fiscal year divided by the market price of the Common Stock on the day preceding the payment of the incentive compensation. These options will vest 25% immediately and 15% each year for five years thereafter.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------   ---------------------------------------------------------------

          (a)  Financial Statements and Financial Statement Schedules

                    See index to Financial Statements on page D1

          (b)  Reports of Form 8-K

                    No Reports on Form 8-K were filed during the quarter ended February 28, 1999.

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

               10.2 Amendment dated June 12, 1997 to employment agreement between the Company and William A. Wilkerson., as filed with the SEC as Exhibit 10.2 to the Company's report on Form 10-K for the fiscal year ended February 28, 1998 is incorporated herein by reference.

               10.3 Agreement dated January 1, 1993 between Business Cards
                    Tomorrow, Inc. and Hence/EDP, as filed with the SEC as
                    Exhibit 10.5 to the Company's report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference.

               10.4 Asset Purchase Agreement dated February 23, 1996, between
                    BCT and E.V. Antrim, Rosemary R. Antrim and William A. Wilkerson, as filed with the SEC as Exhibit 10.3 to the Company's report on Form 10-K for the fiscal year ended February 28, 1997 is incorporated herein by reference.

               10.5 Employment agreement between the Company and Peter T.
                    Gaughn dated May 8, 1999.

               10.6 Termination agreement between the Company and James H.
                    Kaufenberg dated April 19, 1999.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BCT INTERNATIONAL, INC.
                                             (Registrant)


     DATE:  May 28, 1999                By: /s/ Peter T. Gaughn
          -------------------------         -----------------------------
                                            Peter T. Gaughn
                                            President, Chief Executive
                                            Officer and Director


     DATE:  May 28, 1999                By: /s/ Michael R. Hull
          -------------------------         -----------------------------
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


/s/ William Wilkerson                             /s/ Henry A. Johnson
-----------------------------------               ---------------------------
William Wilkerson                                 Henry A. Johnson
Chairman of the Board & Director                  Director

Date: May 28, 1999                                Date: May 28, 1999

/s/ Thomas J. Cassady                             /s/ Bill LeVine
-----------------------------------               ---------------------------
Thomas J. Cassady                                 Bill LeVine
Director                                          Director

Date: May 28, 1999                                Date: May 28, 1999

/s/ Alvin Katz                                    /s/ Peter T. Gaughn
-----------------------------------               ---------------------------
Alvin Katz                                        Peter T. Gaughn
Director                                          Director

Date: May 28, 1999                                Date: May 28, 1999

                            BCT INTERNATIONAL, INC.
                            -----------------------

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
           --------------------------------------------------------

Financial Statements:                                                         Page Numbers
--------------------                                                          ------------
  Report of Independent Certified Public Accountants                          D-2

  Consolidated Balance Sheets at February 28, 1999 and 1998                   D-3

  Consolidated Statements of Operations for the fiscal years ended
     February 28, 1999, 1998 and 1997                                         D-4

  Consolidated Statements of Changes in Stockholders' Equity
     for the fiscal years ended February 28, 1999, 1998 and 1997              D-5

  Consolidated Statements of Cash Flows for the fiscal years ended
     February 28, 1999, 1998 and 1997                                         D-6 to D-7

  Notes to Consolidated Financial Statements                                  D-8 to D-21

Schedules:
---------

  For the fiscal years ended February 28, 1999, 1998 and 1997:

  II  Valuation and Qualifying Accounts                                       D-22

  X   Supplementary Income Statement Information                              D-23

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                      D-1
                                   Page  19

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


To the Board of Directors and Stockholders of BCT International, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BCT International, Inc. and its subsidiaries at February 28, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
May 3, 1999

                                      D-2
                                   Page  20

BCT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS                                       February 28, 1999                          February 28, 1998
                                                                  -----------------                          -----------------
     000's omitted, except par value
          ASSETS
          ------
Current Assets:
 Cash and cash equivalents                                                $   1,143                              $         989
 Accounts and notes receivable, net                                           3,252                                      2,418
 Inventory                                                                    2,122                                      2,354
 Assets held for sale                                                         1,082                                        790
 Prepaid expense and other current assets                                       199                                        160
 Deferred income taxes                                                          476                                        919
                                                                          ---------                              -------------
       Total current assets                                                   8,274                                      7,630

Accounts and notes receivable, net                                            6,052                                      5,376
Property and equipment at cost, net                                             460                                        537
Deferred income taxes                                                           246                                        214
Deposits and other assets                                                        90                                         89
Trademark and other intangible assets, net                                      284                                        311
                                                                          ---------                              -------------
       Total assets                                                       $  15,406                              $      14,157
                                                                          =========                              =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable                                                         $     844                              $       1,264
 Notes payable                                                                  113                                        105
 Accrued liabilities                                                            753                                        777
 Deferred revenue                                                               311                                        339
                                                                          ---------                              -------------
       Total current liabilities                                              2,021                                      2,485

Notes payable, less current maturities                                          433                                        539
                                                                          ---------                              -------------
       Total liabilities                                                      2,454                                      3,024
                                                                          ---------                              -------------
Commitments and contingencies (Note 10)                                         ---                                        ---
                                                                          ---------                              -------------
Preferred stock, Series A, 12%
 cumulative, $1 par value,
 mandatorily redeemable, 810 shares
 authorized, 60 shares
 issued and outstanding                                                          60                                         60
                                                                          ---------                              -------------

Stockholders' equity:
 Common stock, $.04 par value,
  authorized 25,000,
  issued 5,753 shares (5,573 shares in 1998)                                    230                                        223
 Paid in capital                                                             12,506                                     12,254
 Retained earnings (accumulated deficit)                                      1,322                                    (   845)
                                                                          ---------                              -------------
                                                                             14,058                                     11,632
Less:  Treasury stock, at cost 496 shares, (251 shares in 1998)             ( 1,166)                                   (   559)
                                                                          ---------                              -------------
       Total stockholders' equity                                            12,892                                     11,073
                                                                          ---------                              -------------
       Total liabilities and stockholders' equity                         $  15,406                              $      14,157
                                                                          =========                              ==============

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
        (000's omitted, except per share data)

                                                                For the                For the             For the
                                                            Fiscal year ended     Fiscal year ended   Fiscal year ended
                                                            February 28, 1999     February 28, 1998   February 28, 1997
                                                            -----------------     -----------------   -----------------
Revenues:

 Royalties and Franchise fees                                     $ 5,356             $ 4,921              $ 4,852
 Paper and printing sales                                          12,817              11,734               10,118
 Sales of franchises                                                   87                  44                   40
 Interest and other income                                            346                 323                  206
                                                                  -------             -------              -------
                                                                   18,606              17,022               15,216
                                                                  -------             -------              -------
Expenses:
 Cost of paper and printing sales                                  10,939               9,857                8,823
 Selling, general and
  administrative                                                    4,290               4,171                5,820
 Depreciation and amortization                                        186                 199                  247
                                                                  -------             -------              -------
                                                                   15,415              14,227               14,890
                                                                  -------             -------              -------

Income from continued operations before income taxes                3,191               2,795                  326
Income tax provision                                                  690                 986                   54
                                                                  -------             -------              -------
Income from continued operations                                    2,501               1,809                  272

Discontinued operations (Note 2):
 Loss from Company owned Franchises
 operated under a plan of disposition, net of
 tax benefit of $130, $133 and $76, respectively                     (327)               (244)                (657)
                                                                  -------             -------              -------

Net income (loss)                                                 $ 2,174             $ 1,565              $  (385)
                                                                  =======             =======              =======

Net income (loss) per common share

Income from continued operations                                  $   .47             $   .35              $   .05
Loss from discontinued operations                                    (.06)               (.05)                (.13)
                                                                  -------             -------              -------
  Basic                                                           $   .41             $   .30              $  (.08)
                                                                  =======             =======              =======

Income from continued operations                                  $   .45             $   .33              $   .05
Loss from discontinued operations                                    (.06)               (.04)                (.13)
                                                                  -------             -------              -------
  Diluted                                                         $   .39             $   .28              $  (.08)
                                                                  =======             =======              =======


The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (000's omitted, except per share data)                                                    Retained
                                                              Common Stock                  Earnings
                                                              ------------
                                                        Number of    Par       Paid In    (Accumulated      Treasury
                                                         Shares     Value      Capital      Deficit)         Stock     Total
                                                       -------------------------------------------------------------------------
Balance February 29, 1996                                 5,164     $207       $11,659      $(  1,991)    $(    501)   $ 9,374

Exercise of stock options
 at prices from $1.25 to
 $3.38 per share                                            111        4           165           ---           ---         169

Conversion of 200 shares of
 convertible preferred stock
 to common stock with a
 conversion rate of 1.48                                    135        5           195           ---           ---         200

Other changes                                               ---      ---            37           ---       (     58)    (   21)

Dividends on convertible
 preferred stock                                            ---      ---           ---       (     27)         ---      (   27)

Net loss                                                                                     (    385)                  (  385)
                                                          -----     ----       -------     ----------      --------    -------
Balance February 28, 1997                                 5,410      216        12,056       (  2,403)       (  559)     9,310

Exercise of stock options at
 prices from $1.25 to $1.48
 per share                                                  163        7           198            ---          ---         205

Dividends on convertible
 preferred stock                                            ---      ---           ---       (      7)         ---      (    7)

Net income                                                                                      1,565                    1,565
                                                          -----     ----       -------     ----------      --------    -------
Balance February 28, 1998                                 5,573      223        12,254       (    845)       (  559)    11,073

Treasury stock purchases                                    ---      ---           ---            ---       (   571)    (  571)

Exercise of warrants                                        176        7           240            ---           ---        247

Other charges                                                 4      ---            12            ---       (    36)    (   24)

Dividends on convertible preferred stock                    ---      ---           ---       (      7)          ---     (    7)

Net income                                                  ---      ---           ---          2,174           ---      2,174
                                                          -----     ----       -------     ----------      --------    -------
Balance February 28, 1999                                 5,753     $230       $12,506       $  1,322      $( 1,166)   $12,892
                                                          =====     ====       =======     ==========      ========    =======


The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
        (000's omitted)
                                                             For the                 For the                    For the
                                                       Fiscal year ended         Fiscal year ended         Fiscal year ended
                                                       February 28, 1999         February 28, 1998         February 28, 1997
                                                       -----------------         ---------------           -----------------
Cash flows from operating activities:
  Net income (loss)                                     $    2,174                 $   1,565                 $  (   385)
  Plus loss from discontinued operations                       327                       244                        657
                                                        ----------                 ---------                 ----------
  Income from continuing operations                          2,501                     1,809                        272
  Adjustments to reconcile income from continuing
    operations to net cash provided by (used by)
      operating activities:
  Deferred income taxes                                        411                       748                    (    65)
  Depreciation and amortization                                186                       199                        247
  Cost assigned to warrants issued                             ---                       ---                         37
  Provision for doubtful accounts                              350                       109                        503
  Provision for inventory obsolescence                         145                        50                        140
  Write-off of fixed assets                                    ---                       ---                        145
  Other adjustments                                             31                        31                         20
Changes in assets and liabilities
  Accounts and notes receivable                           (  1,375)                 (  2,552)                   (   728)
  Inventory                                                     87                  (      5)                   (    96)
  Prepaid expenses and other current assets               (     39)                 (     94)                        16
  Accounts payable                                        (    420)                      288                        345
  Deferred revenue                                        (     28)                       67                         85
  Accrued liabilities                                     (     24)                      486                        110
                                                        ----------                 ---------                 ----------
Net cash provided by  continuing operations                  1,825                     1,136                      1,031
Net cash used by discontinued operations                  (    812)                 (    301)                   ( 1,403)
                                                        ----------                 ---------                 ----------
Net cash provided by (used by) operating activities          1,013                       835                    (   372)
                                                        ----------                 ---------                 ----------

Cash flows from investing activities:
  Maturity of short-term investments                           ---                       ---                         50
  Capital expenditures for property and equipment           (   82)                 (     88)                   (   240)
  Sale of Company Franchises held for sale                     ---                       ---                         43
  Discontinued operations                                   (  312)                 (    195)                       ---
                                                        ----------                 ---------                 ----------
Net cash (used by) investing activities                     (  394)                 (    283)                   (   147)
                                                        ----------                  --------                  ---------
Cash flows from financing activities:
  Treasury stock purchases                                  (  607)                     ---                    (     58)
  Dividend on  Series A Preferred Stock                     (    7)                (       7)                   (    27)
  Exercise of stock options and warrants                       247                       205                        169
  Repayments on borrowings                                  (   98)                (      75)                   (    98)
                                                        ----------                  --------                  ---------
Net cash provided by (used by) financing activities         (  465)                      123                    (    14)
                                                        ----------                  --------                  ---------
Net increase (decrease) in cash and cash equivalents           154                       675                    (   533)
  Cash and cash equivalents at beginning of year               989                       314                        847
                                                        ----------                  --------                  ---------
  Cash and cash equivalents at end of year              $    1,143                  $    989                  $     314
                                                        ==========                  ========                  =========
Supplemental disclosures:
------------------------
Interest paid during the  year                          $       57                  $     42                  $      14
                                                        ==========                  ========                  =========
Income taxes paid during the year                       $      200                  $      9                  $       7
                                                        ==========                  =========                 =========

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
          (000's omitted)


Noncash activities:
------------------
In fiscal 1999, the Company exchanged accounts and notes receivable amounting to $485 in connection with the purchase of the Merrimack, New Hampshire franchise.

In fiscal 1998, the Company acquired an independent thermography business in exchange for cash and a $455 note payable and sold the business to 2 franchises in exchange for notes receivable of $505.

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


The accompanying notes are an integral part of these consolidated financial statements

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (000's omitted, except per share data)


NOTE 1:  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   -------------------------------------------------------

Business

     BCT International Inc. (the Company), franchises wholesale thermography printing Franchises through its wholly-owned subsidiary, Business Cards Tomorrow, Inc. (BCT), for which it receives initial franchise fees and continuing royalties. BCT Franchises are located in 38 states, Canada and Argentina. At February 28, 1999 and 1998, BCT, through its wholly-owned subsidiary BCT Enterprises, Inc. owned two Company Franchises and directly owned one Company Franchise. BCT's ownership interest in one of the Company Franchises is 70%. The Company adopted a plan of disposition for its three Company owned franchises effective February 28, 1999 and accordingly the results of operations of these Franchises are presented as discontinued operations. The Company also sells paper stock and catalogs to franchisees and Company Franchises.

Principles of Consolidation and Discontinued Operations

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 70% owned subsidiary. All significant intercompany transactions have been eliminated. As of February 28, 1999, the net assets of the Company Franchises are reflected in assets held for sale as it is the Company's intent to sell these Franchises. The results of operations of the Company Franchises, including the estimated losses through the dates of disposition, are included in discontinued operations.

Management Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying financial statements relate to accounts receivable allowances, estimated future losses on discontinued operations and the tax valuation allowance. Actual results could differ from those estimates.

Fair Value of Financial Instruments

   The carrying amount of cash and cash equivalents, accounts and notes receivable, accounts payable, and notes payable approximate fair value as of February 28, 1999 and 1998.

Inventory

     Inventory, consisting primarily of paper products, printing supplies and catalogs for sale to franchisees and Company Franchises, is stated at the lower of cost (first in, first out method) or market. As of February 28, 1999 and 1998, the allowance for obsolete inventory was $226 and $106, respectively.

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

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          (000's omitted)


Acquisitions of Franchises

   All acquisitions of Company Franchises have been accounted for as purchases. Operations of the businesses acquired have been included in the accompanying consolidated statements of operations from their respective dates of acquisition. The Company acquired one Franchise in fiscal 1999, and acquired and resold one Franchise in fiscal 1998.

Assets Held for Sale

   Assets held for sale, which consist primarily of Company Franchises held for sale, are carried at the lower of cost or market value.

Trademark and Other Intangible Assets

   The trademark is amortized using the straight-line method over 17 years. Intangible assets consist of the excess of purchase price over the fair value of the net assets acquired relating primarily to the acquisition of the Canadian franchise rights in fiscal 1994. The amortization period for the Canadian franchise rights is 19 years, which represented the remaining life of the franchise agreement acquired. As of February 28, 1999 and 1998, accumulated amortization of intangible assets amounted to $432 and $405, respectively.

Impairment of Long-Lived Assets and Identifiable Intangibles

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

Continuing Franchise Royalties, Paper and Printing Revenues

     Continuing franchise royalties and paper and printing revenues are recognized monthly when earned. Collectibility of these revenues is assessed on a regular basis. The allowance for doubtful accounts is established through a provision for losses charged to selling, general and administrative expense. Accounts receivable are charged off against the allowance for doubtful accounts when management believes that collectibility is unlikely. Management believes the allowance will be adequate to absorb possible losses in existing accounts and notes receivable that may become uncollectible.

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

Segment Reporting

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards (FAS) 131, Disclosures about Segment of an Enterprise and Related Information. FAS 131 supercedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires information about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

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

     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is illustrated below:

Basic Computation:
                                            1999      1998       1997
                                          --------  --------   --------
Income from continued operations           $2,501     $1,809     $  272
Loss from discontinued operations            (327)      (244)      (657)
                                           ------     ------     ------
Net income (loss)                           2,174      1,565       (385)
Preferred stock dividend                       (7)        (7)      ( 27)
                                           ------     ------     ------
Basic earnings (loss) per common share     $2,167     $1,558     $ (412)
                                           ======     ======     ======
Weighted average common shares              5,323      5,230      5,018
                                           ======     ======     ======

Diluted Computation:
                                             1999       1998       1997
                                           ------     ------     ------
Income from continued operations           $2,501     $1,809     $  272
Loss from discontinued operations            (327)      (244)      (657)
                                           ------     ------     ------
Net income (loss)                           2,174      1,565       (385)
Preferred stock dividend                       (7)        (7)      ( 27)
                                           ------     ------     ------
Basic earnings (loss) per common share     $2,167     $1,558     $ (412)
                                           ======     ======     ======
Weighted average common shares              5,323      5,230      5,018
Effect of stock options and warrants          273        310        ---
                                           ------     ------     ------
Weighted average common shares              5,596      5,540      5,018
                                           ======     ======     ======

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          (000's omitted)


Cash and Cash Equivalents

     For the purposes of reporting cash flows, cash and cash equivalents include investments with original maturities of ninety days or less at purchase date.

Presentation and Reclassification

     All dollar and share amounts, except amounts related to per share data, are expressed in thousands of dollars. Certain items in the 1998 and 1997 consolidated financial statements have been reclassified for comparative purposes.


NOTE 2:  DISCONTINUED OPERATIONS
------   -----------------------

   On February 28, 1999, the Company's Board of Directors approved a strategy decision to discontinue the operations comprising its Company owned franchises. The Company owned franchises include the 100% owned franchises in Delray Beach, Florida and Merrimack, New Hampshire and the 70% owned franchise in Louisville, Kentucky. As of May 3, 1999, the assets of the Delray Beach and Louisville franchises are under negotiation for sale. Both transactions include the Company taking promissory notes equal to the respective sales price. As such, gains, if any, will be recognized over the life of the promissory notes as payments are received. The $327 loss from discontinued operations for the year ended February 28, 1999 is net of a $130 income tax benefit generated by the loss, and includes $89 of anticipated losses to be incurred by the Merrimack, New Hampshire franchise until its disposition in fiscal 2000. The fiscal 1998 and 1997 results of operations have been reclassified for the Company Franchises designated as discontinued operations in fiscal 1999.

Sales from these discontinued operations were $2,643, $2,383 and $2,529 for the years ended February 28, 1999, 1998 and 1997, respectively.

The components of net assets of discontinued operations included in the Consolidated Balance Sheets at February 28, 1999 and 1998 are as follows:


                             1999     1998
                             ----     ----

Cash                       $   51    $  66

Accounts receivables          252      176

Inventories                   108       99

Property and equipment        413      186

Other                         511      309

Accounts payable and
 accrued liabilities         (253)     (46)
                           ------    -----
                           $1,082    $ 790
                           ======    =====

NOTE 3:  ACCOUNTS AND NOTES RECEIVABLE
------   -----------------------------

   Accounts and notes receivable consist of the following:

                                                February 28,    February 28,
                                                    1999           1998
                                                -----------     -----------
     Franchise fees and royalties
      receivable                                   $  1,233      $    920

     Paper sales receivable
      from franchisees                                3,644         2,181

     Notes receivable from sale of
      franchises, interest at 7%
      to 12%, due in monthly
      installments through 2008                       1,535         1,975

     Notes receivable due from franchisees,
      interest at 8% to 12%, payable
      in monthly installments through
      2005                                            3,942         3,788

     Other                                              253           134
                                                   --------      --------
                                                     10,607         8,998

     Less - allowance for doubtful accounts          (1,303)       (1,204)
                                                   --------      --------
                                                      9,304         7,794

     Less - amounts not expected to
      be collected within one year,
      net of $1,096 allowance
      for doubtful accounts
      ($845 in 1998)                                 (6,052)       (5,376)
                                                   --------      --------
                                                   $  3,252      $  2,418
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

                                     D -12

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)

     At February 28, 1999, approximately $2,053 ($1,110 in 1998) of accounts receivable, although currently due, are classified into long term accounts and notes receivable, based upon historic payment performance of the franchisees. A significant portion of the allowance for doubtful accounts relates to these accounts and notes receivable.

     At February 28, 1999, $485 ($485 in 1998) of notes receivable, with an 8% interest rate per annum, related to the purchase of the Franchise by South Pacific Wholesale Printers, Inc. The Chairman of the Board of the Company owns 50% of South Pacific Wholesale Printers, Inc. Specific reserves have been recorded on the receivables relating to the Hawaii franchise. Accounts receivable from this franchise as of February 28, 1999 amounted to $245 ($180 in 1998). Revenues from this Franchise amounted to $154 in fiscal 1999 ($167 in fiscal 1998 and $141 in fiscal 1997).

     Provision for doubtful accounts for the years ended February 28, 1999, 1998 and 1997, was approximately $350, $109 and $503, respectively.

     Interest income is recognized on accounts and notes receivable when it is received.

NOTE 4:  PROPERTY AND EQUIPMENT
-------  ----------------------

     Major classifications of property and equipment are as follows:

                                                                         Estimated
                                                                          useful
                                           February 28,   February 28,     lives
                                               1999           1998       (in years)
                                           -------------  -------------  ----------
Leasehold improvements                     $       78   $         78         5 - 7
Machinery and equipment                           358            346        3 - 20
Furniture, fixtures and other equipment           196            196        5 - 10
Computers                                         727            666             5
Other                                              83             45         3 - 5
                                               ------         ------
                                                1,442          1,331
Less - accumulated depreciation
   and amortization                              (982)          (794)
                                               ------         ------

                                               $  460         $  537
                                               ======         ======

NOTE 5:  SALES AND ACQUISITIONS
-------  ----------------------

     On September 28, 1998, the Company executed an asset purchase agreement whereby it acquired certain assets of the BCT Franchise in Merrimack, New Hampshire (the Merrimack Franchise) in exchange for cash and notes and accounts receivable due the Company amounting to approximately $737. The Company has included the results of operations of the Merrimack Franchise since the acquisition, a loss of $209, including $89 of anticipated future losses to the date of disposition, in the consolidated statement of operations for fiscal 1999. The net assets of the Merrimack Franchise are included in assets held for sale in the accompanying consolidated balance sheet as it is management's intent to resell the Merrimack Franchise. Prior to the acquisition, the Company wrote off against the allowance for doubtful accounts, $237 of receivables due from the Merrimack Franchise. As a result, the initial net asset value for the Merrimack Franchise was $500.

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

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)

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


NOTE 6:   NOTES PAYABLE
-------   -------------
     Notes payable consist of the following:

                                                            February 28,        February 28,
                                                               1999                 1998
                                                            ------------        ------------
Note payable to prior owner of Company Franchise,
  monthly principal and interest payments
 of $2, interest at 8% per annum, through August 2004       $     98            $     113

Notes payable relating to acquisitions, monthly
 payments of principal and interest of 8%                        448                  531
                                                            --------            ---------
                                                                 546                  644
Less - current maturities                                       (113)                (105)
                                                            --------            ---------
                                                            $    433            $     539
                                                            ========            =========

     Scheduled maturities after February 28, 1999 for notes payable are as follows:

          Fiscal                  Amount
           Year                   Payable
          ------                  -------
           2000                   $   113
           2001                       104
           2002                        85
           2003                        91
           2004                        98
           Thereafter                  55
                                  -------
                                  $   546
                                  =======

     In September 1998, the Company negotiated a $2 million line of credit with a bank. The line of credit is collateralized by receivables and inventory and bears interest of prime +.25%, interest is payable monthly. As of Februrary 28, 1999, no advances have been made on the line.

NOTE 7:   PREFERRED STOCK
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

     On October 1, 1995, January 21, 1997, and May 1, 1999, 550, 200 and 60
shares of Series A preferred stock were voluntarily converted into 372, 135 and 41 shares of common stock, respectively. As such, as of May 1, 1999 no Series A preferred stock remained outstanding.

                                     D -14

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

Warrants
--------

     As of February 28, 1998, there were outstanding warrants for the purchase of 508 shares of common stock. During fiscal 1999, 308 warrants were exercised, 200 warrants expired. Of the 308 warrants exercised, 187 were exercised in exchange for 55 shares of common stock. The remainder were exercised for cash. No warrants were granted during fiscal 1999.

Stock Options
-------------

A summary of stock option activity is as follows (share amounts in 000's):

                                    Fiscal 1999               Fiscal 1998                   Fiscal 1997
                               ---------------------        ------------------           ------------------
                                            Weighted                  Weighted                     Weighted
                                             Average                   Average                      Average
                                            Exercise                  Exercise                     Exercise
                               Shares         Price         Shares      Price            Shares      Price
                               ------         -----         ------      -----            ------      -----
Outstanding at beginning
     of year                    1,202       $ 2.76          1,318     $  2.64            1,213     $  2.32

   Granted (1)                    737         1.87             95        2.85              358        3.01
   Exercised                      (85)        2.20           (163)       1.26             (111)       1.53
   Cancelled                      (12)        3.00            (37)       1.37              (42)       2.98
   Expired (1)                   (706)        3.10            (11)       1.45             (100)       1.40
                               ------       ------          -----     -------           ------     -------

Outstanding at end
  of year                       1,136       $ 2.01          1,202     $  2.76            1,318        2.64
                               ======       ======          =====     =======           ======     =======

Exercisable at end
  of year                       1,014       $ 2.05            992     $  2.74            1,042         2.52
                               ======       ======          =====     =======           ======     ========

Weighted average
 fair value of
 options granted
 during the year                            $ 1.45                    $  1.80                      $   1.43
                                            ======                    =======                      ========

(1) In November 1998, the Company lowered the exercise price to $1.87 per share on 685 options held by directors, executives and employees. The exercise prices of these options ranged from $2.38 to $5.00 per share.

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)

A summary of stock options outstanding at February 28, 1999 is as follows (share amounts in 000's):

                                          Options Outstanding                                  Options Exercisable
                              ---------------------------------------------------     -----------------------------------
                                   Number              Weighted         Weighted           Number             Weighted
Range of                         Outstanding            Average         Average          Exercisable           Average
Exercise                             at                Remaining        Exercise            at                Exercise
Prices                        February 28, 1999     Life (in years)      Price        February 28, 1999         Price
------                        -----------------     ---------------      -----        -----------------        ------
$1.25 to $1.88                      905                   5.8           $ 1.65              783               $  1.74
$2.38 to $3.13                      141                   2.8           $ 2.80              141               $  2.81
$3.38 to $5.00                       90                   3.7           $ 3.49               90               $  3.49
                                  -----                                                   -----
                                  1,136                                                   1,014
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

                                          Year Ended         Year Ended          Year Ended
                                         February 28,       February 28,        February 28,
                                             1999               1998                1997
                                         ------------       ------------        -------------
Net income (loss):
 As reported                               $    2,174         $    1,565        ($       385)
                                           ==========         ==========        ============
 Pro forma                                 $    2,042         $    1,287        ($       628)
                                           ==========         ==========        ============

Net income (loss) per share:
 As reported   Basic                       $      .41         $      .30        ($       .08)
                                           ==========         ==========        ============
               Diluted                     $      .39         $      .28        ($       .08)
                                           ==========         ==========        ============
 Proforma      Basic                       $      .38         $      .25        ($       .13)
                                           ==========         ==========        ============
               Diluted                     $      .36         $      .23        ($       .13)
                                           ==========         ==========        ============

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of 0%, expected volatility from 44% to 47%, a risk free interest rate of from 6.0% to 6.5% and weighted average expected option term of 4.8 years.

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          (000's omitted)

NOTE 9:        INCOME TAXES
------         ------------

     The components of the provision for (benefit from) income taxes for the years ended February 28, 1999, 1998 and 1997 are as follows:

                                                             1999                 1998           1997
                                                             ----                 ----           ----
Current Provision:
 Federal                                                    $  221             $   187        $    80
 State                                                          58                  51             39
                                                            ------             -------        -------
Total current                                                  279                 238            119

Deferred provision (benefit)                                   411                 748           ( 65)
                                                            ------             -------        -------

Income tax provision from continued operations                 690                 986             54
Income tax benefit from discontinued operations               (130)               (133)          ( 76)
                                                            ------             -------        -------
                                                            $  560             $   853        $  ( 22)
                                                            ======             =======        =======


  The Company's deferred income taxes are comprised of the following:

                                                  February 28, 1999      February 28, 1998   February 29, 1997
                                                  -----------------      -----------------   -----------------
  Deferred income taxes - current:
   Bad debt reserve                               $        193           $          140      $           148
   Net operating loss carryovers                           ---                      833                  ---
   Capitalization of inventory cost                        139                      293                  238
   Inventory reserves                                       88                       41                  ---
   Other                                                    56                       56                   60
                                                  ------------           --------------      ---------------

                                                           476                    1,363                  446

  Valuation allowance                                      ---                   (  444)              (  134)
                                                  ------------           --------------      ---------------

  Deferred income taxes - current                 $        476           $          919      $           312
                                                  ============           ==============      ===============

  Deferred income taxes - non-current:
   Bad debt reserve                               $        193           $          329      $           300
   Net operating loss carryovers                           203                      203                1,967
   Other                                                   123                      100                   86
                                                  ------------           --------------      ---------------

                                                           519                      632                2,353

  Valuation allowance                                     (203)                  (  306)              (  672)

  Deferred tax liabilities - non-current:
   Fixed assets                                           ( 70)                  (  112)              (  112)
                                                  ------------           --------------      ---------------

  Deferred income taxes - non-current             $        246           $          214      $         1,569
                                                  ============           ==============      ===============

  Deferred income taxes - total                   $        722           $        1,133      $         1,881
                                                  ============           ==============      ===============

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          (000's omitted)


     Net operating loss carryforwards for Federal income tax purposes total approximately $539 at February 28, 1999, all of which will expire in 2005 and include certain limitations.

     During fiscal 1999, the Company reduced the valuation allowance by $547 due to profitable operations. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of deferred tax asset considered realizable, could be reduced in the near term if estimates of future taxable income are reduced.

     The difference between the statutory and effective tax rates are as follows:

                                           1999                     1998                      1997
                                           ----                     ----                      ----
                                   Amount        Rate       Amount        Rate          Amount       Rate
                                   ------        ----       ------        ----          ------       ----
Tax provision (benefit) at
 statutory rate                    $  930          34%      $  841          34%       $ (  139)     ( 34%)
State income tax, net of
 federal benefit                       38           2           34           1              24         6
Alternative minimum tax               ---         ---           54           2               4         1
Increase (decrease) in Federal
 and state valuation allowance       (547)       ( 20)        ( 56)       (  2)             30         7
Other                                 139           4         ( 20)        ---              59        15
                                   ------       -----       ------       -----        --------     -----
                                   $  560          20%      $  853          35%       $ (   22)     (  5%)
                                   ======       =====       ======      ======        ========     =====

NOTE 10:   COMMITMENTS AND CONTINGENCIES
-------    -----------------------------

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

     The following are the approximate minimum annual noncancellable rentals to be paid under the provisions of the leases, including the Company Franchises calssified as assets held for sale:


               Fiscal Year              Lease Commitments
               -----------              -----------------
                   2000                         $230
                   2001                          182
                   2002                          133
                   2003                           69
                                                ----
                                                $614
                                                ====

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          (000's omitted)


Rental expense amounted to the following approximate amounts for the corresponding periods:


                    For the year ended       Amount
                    --------------------     ------
                    February 28, 1999        $  206
                    February 28, 1998        $  234
                    February 28, 1997        $  287

     At February 28, 1999, the Company has guaranteed the payment of equipment lease obligations and promissory note obligations for certain of its franchisees for an aggregate amount of approximately $905.

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

     In May 1999, the Company executed an employment agreement with the new President and Chief Executive Officer of the Company. The initial term of the employment agreement is three years, but shall be automatically extended for successive one-year terms unless either party gives notice of its intent not to renew. The agreement calls for minimum annual salary amounts during the initial three year term of $250, $262 and $276. In addition, the agreement provides for incentive compensation based upon pretax income of the Company, which shall not exceed $125 in fiscal 2000 and shall not exceed the base salary, thereafter. Additionally, the agreement granted 400 options to purchase Common Stock of the Company, of which 100 vested immediately and the remainder will vest 15% annually over the next 5 years. Further, the agreement provides for the granting each year of options to purchase shares of the Company's Common Stock equal to the amount of the incentive compensation for that year divided by the market price of the Company's stock on the day preceding the payment of the incentive compensation. These options shall vest 25% immediately and 15% each year for the five years, thereafter.

NOTE 11:   SEGMENT INFORMATION
-------    -------------------

     In fiscal 1999, the Company adopted FAS 131. The Company's four reportable segments are (1) Franchisor operations, (2) Pelican Paper Products, (3) Company owned Franchises and (4) other operations.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments based on earnings before income taxes.

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          (000's omitted)

     The Company is organized primarily on the basis of business activity units. Information relating to Company Franchises is included in Note 2. The table below presents information about reported segments for the years ended:


1999                                              Franchisor      Pelican Paper       Other           Total
                                                  -----------     -------------      -------         -------
Revenues                                             $ 5,443         $12,817         $   346         $18,606
Cost of sales                                            ---          10,939             ---          10,939
Operating expenses                                     3,993             483             ---           4,476
                                                     -------         -------         -------         -------
Income before income taxes                           $ 1,450         $ 1,395         $   346         $ 3,191
                                                     =======         =======         =======         =======

Depreciation and amortization                        $   140         $    46         $   ---         $   186
                                                     =======         =======         =======         =======
Income tax provision                                 $   209         $   406         $    75         $   690
                                                     =======         =======         =======         =======
Capital expenditures                                 $    65         $    17         $   ---         $    82
                                                     =======         =======         =======         =======

1998

Revenues                                             $ 4,965         $11,734         $   323         $17,022
Cost of sales                                            ---           9,857             ---           9,857
Operating expenses                                     3,933             437             ---           4,370
                                                     -------         -------         -------         -------
Income before income taxes                           $ 1,032         $ 1,440         $   323         $ 2,795
                                                     =======         =======         =======         =======

Depreciation and amortization                        $   154         $    45         $   ---         $   199
                                                     =======         =======         =======         =======
Income taxes                                         $   210         $   662         $   114         $   986
                                                     =======         =======         =======         =======
Capital expenditures                                 $    77         $    11         $   ---         $    88
                                                     =======         =======         =======         =======

1997
Revenues                                             $ 4,893         $10,118         $   205         $15,216
Cost of sales                                            ---           8,823             ---           8,823
Operating expenses                                     5,597             470             ---           6,067
                                                     -------         -------         -------         -------
Income before income taxes                           $(  704)        $   825         $   205         $   326
                                                     =======         =======         =======         =======

Depreciation and amortization                        $   197         $    50         $   ---         $   247
                                                     =======         =======         =======         =======
Income tax provision (benefit)                       $  (194)        $   214         $    34         $    54
                                                     =======         =======         =======         =======
Capital expenditures                                 $   217         $    23         $   ---         $   240
                                                     =======         =======         =======         =======


     The following is sales information by geographic area for the years ended February 28:

                                                        1999            1998            1997
                                                        ----            ----            ----
United States                                        $17,774         $16,098         $14,247
Canada                                                   832             924             969
                                                     -------         -------         -------
                                                     $18,606         $17,022         $15,216
                                                     =======         =======         =======

     All long-lived assets of the Company are domiciled in the United States.

NOTE 12:  SUBSEQUENT EVENT

     The Company's Chief Executive Officer and President resigned in April 1999. Under the terms of his employment, the Company is liable for six months severance pay, which will be expensed during the first quarter of fiscal 2000. In addition, the

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)


Company paid approximately $85 in accrued management incentives, $17 in accrued vacation and $35 to repurchase options in connection with a termination agreement dated April 19, 1999.


     On May 14, 1999, the Company executed an agreement for the sale of the Delray Beach Company Franchise in exchange for a $550, ten year note bearing interest of 7.5%. In addition, the Company will be paid approximately $80 for accounts receivable. The transaction will result in deferred revenue of approximately $350, which will be recognized over the term of the note.

                            BCT INTERNATIONAL, INC.
                            -----------------------
                                                                 SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------
                                (000's omitted)


Column A                                   Column B        Column C       Column D      Column E
                                                           Additions
                                                       ------------------
                                           Balance at   Charged to                      Balance at
                                           beginning    costs and                         end of
                                            of year     expenses   Other   Deductions      year
                                           ----------  --------  --------  ----------   --------
For the year ended February 28, 1999

Allowance for doubtful accounts            $    1,204  $    350  $    ---  $     (251)  $  1,303
                                           ==========  ========  ========  ==========   ========

Deferred tax assets valuation allowance    $      750  $    ---  $    ---  $     (547)  $    203
                                           ==========  ========  ========  ==========   ========

For the year ended February 28, 1998

Allowance for doubtful accounts            $    1,148  $    109  $    ---  $      (53)  $  1,204
                                           ==========  ========  ========  ==========   ========

Deferred tax assets valuation allowance    $      806  $    ---  $    ---  $      (56)  $    750
                                           ==========  ========  ========  ==========   ========

For the year ended February 28, 1997

Allowance for doubtful accounts            $      913  $    503  $    ---  $     (268)  $  1,148
                                           ==========  ========  ========  ==========   ========

Deferred tax assets valuation allowance    $      776  $    ---  $     30  $      ---   $    806
                                           ==========  ========  ========  ==========   ========

Allowance for doubtful accounts at February 28, 1999 of $1,303 is comprised of $207 related to current receivables and $1,096 to long-term receivables.

                                                                      SCHEDULE X
                            BCT INTERNATIONAL, INC.
                            -----------------------
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  ------------------------------------------
                                (000's omitted)




Item
-----

                                               February 28, 1999  February 28, 1998 February 28, 1997
                                               -----------------  ----------------- -----------------

Advertising Costs                                    $   22             $   12           $   83
                                                     ======             ======           ======

Amortization of intangible assets
                                                     $   26             $   26           $  166
                                                     ======             ======           ======

                                     D-23
                                   Page  41