Form 10-Q
period 1999-05-31
BCT INTERNATIONAL INC /
filed 1999-07-14
CIK 351541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended May 31, 1999

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

        Delaware                                     22-2358849
--------------------------             -----------------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                33306
--------------------------------------------------           ----------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (954) 563-1224
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

              Number of shares of common stock outstanding as of
                           July 9, 1999:  5,805,625

                            BCT INTERNATIONAL, INC.



                                     INDEX

                                                                                         PAGE
                                                                                        NUMBER
PART I.   FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED BALANCE SHEETS - May 31, 1999
          and February 28, 1999.......................................................     2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
          for the three months ended May 31, 1999 and 1998............................     3

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
          STOCKHOLDERS' EQUITY - for the three months ended May 31, 1999..............     4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
          for the three months ended May 31, 1999 and 1998............................     5

          Notes to Condensed Consolidated Financial Statements........................   6-7

          ITEM 2  -  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.......................................................   8-9

          ITEM 3  -  Quantitive and Qualitive Disclosures About Market Risk...........     9

PART II.  OTHER INFORMATION AND SIGNATURES

          Item 1 - Legal Proceedings..................................................     9

          Item 6 - Exhibits and Reports on Form 8-K...................................     9

          Signatures..................................................................    10


                        PART I.    FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (000's omitted)

ASSETS                                                            May 31, 1999   February 28, 1999
------                                                            -------------  ------------------
Current assets:
 Cash and cash equivalent                                             $  1,459            $  1,143
 Accounts and notes receivable, net                                      3,412               3,252
 Inventory, net                                                          2,245               2,122
   Assets held for sale, net                                               994               1,082
   Prepaid expenses and other current assets                               209                 199
 Deferred income taxes                                                     476                 476
                                                                      --------            --------
   Total current assets                                                  8,795               8,274

Accounts and notes receivable, net                                       6,634               6,052
Property and equipment at cost, net                                        431                 460
Deferred income taxes                                                      246                 246
Deposits and other assets                                                   90                  90
Trademark and other intangible assets, net                                 278                 284
                                                                      --------            --------
   Total assets                                                       $ 16,474            $ 15,406
                                                                      ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                     $  1,029            $    844
 Notes payable                                                             113                 113
   Accrued liabilities                                                     693                 753
 Deferred revenue                                                          684                 311
                                                                      --------            --------
   Total current liabilities                                             2,519               2,021
Notes payable                                                              405                 433
                                                                      --------            --------
   Total liabilities                                                     2,924               2,454
                                                                      --------            --------

Preferred stock, Series A, 12% cumulative, $1 par value,
 mandatorily redeemable, 810 shares authorized, 60 shares
 issued and outstanding in fiscal 1999                                     ---                  60
                                                                      --------            --------

Stockholders' equity:
 Common stock, $.04 par value, 25,000 shares authorized,
  5,806 shares issued and outstanding (5,753 shares
  in fiscal 1999)                                                          232                 230
   Paid in capital                                                      12,576              12,506
   Retained earnings                                                     1,966               1,322
                                                                      --------            --------
                                                                        14,774              14,058
Less: Treasury stock, at cost, 521 shares (496 in fiscal 1999)          (1,224)             (1,166)
                                                                      --------            --------
       Total stockholders' equity                                       13,550              12,892
                                                                      --------            --------
  Total liabilities and stockholders' equity                          $ 16,474            $ 15,406
                                                                      ========            ========

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                     Three Months Ended
                                                           May 31
                                                       1999       1998
                                                     ------     ------
Revenues:

 Royalties and franchise fees                        $1,457     $1,445
 Paper and printing sales                             3,545      3,256
 Sales of Franchises                                    ---         35
 Interest and other                                      64         62
                                                     ------     ------
                                                      5,066      4,798
                                                     ------     ------
Expenses:

 Cost of paper and printing sales                     2,960      2,762
 Selling, general and administrative                  1,027      1,043
 Depreciation and amortization                           45         47
                                                     ------     ------
                                                      4,032      3,852
                                                     ------     ------

Income from continued operations before
 income taxes                                         1,034        946

Income tax provision                                    362        217
                                                     ------     ------

Income from continued operations                        672        729

Discontinued operations:
Loss from company owned franchises
 operated under a plan of disposition,
 net of tax benefit of $15 and $18, respectively        (28)       (60)
                                                     ------     ------

Net income                                           $  644     $  669
                                                     ======     ======

Net income per common share:

Income from continued operations                     $  .13     $  .14
Loss from discontinued operations                      (.01)      (.01)
                                                     ------     ------
 Basic                                               $  .12     $  .13
                                                     ======     ======

Income from continued operations                     $  .12     $  .13
Loss from discontinued operations                       ---       (.01)
                                                     ------     ------
 Diluted                                             $  .12     $  .12
                                                     ======     ======




See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MAY 31, 1999
                                  (UNAUDITED)
                                 000's omitted
                                 -------------



                                   Common Stock
                                 ----------------                            Less:
                                 Number of   Par     Paid In     Retained   Treasury
                                  Shares    Value    Capital     Earnings    Stock      Total
                                 ---------  -----  ------------  --------  ----------  --------

Balance February 28, 1999            5,753   $230       $12,506    $1,322   $ (1,166)  $12,892

Purchase of treasury stock             ---    ---           ---       ---        (58)      (58)

Exercise of options                     12    ---            12       ---        ---        12

Conversion of preferred stock           41      2            58       ---        ---        60

Net income                             ---    ---           ---       644        ---       644
                                     -----  -----       -------  --------  ---------   -------

Balance May 31, 1999                 5,806   $232       $12,576    $1,966     (1,224)  $13,550
                                     =====  =====       =======  ========  =========   =======


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)


                                                Three months ended
                                                      May 31
                                                 1999        1998
                                                ------      ------
Cash flows from operating activities:
 Net income                                     $  644      $  669
 Plus loss from discontinued operations             28          60
                                                ------      ------
 Income from continued operations                  672         729
 Adjustments to reconcile net income to net
  cash provided
  (used) in operating activities:
   Depreciation and amortization                    45          57
   Provision for doubtful accounts                  18          51
   Other adjustments                               (21)         18
  Changes in operating assets and
   liabilities:
   Accounts and notes receivable                  (760)       (453)
   Inventory                                      (123)         48
   Assets held for sale                             88        (111)
   Prepaid expenses and other assets               (10)         57
   Deferred income taxes                           ---         199
   Accounts payable and accrued liabilities        125        (718)
   Deferred revenue                                445          47
                                                ------      ------
 Net cash provided by (used in) continued
  operations                                       449         (76)
 Net cash used by discontinued operations          (43)        (78)
                                                ---------   ------
 Net cash provided by (used in) operating
  activities                                       406        (154)
                                                ------      ------

Cash flows from investing activities:
 Capital expenditures                              (10)        (14)
                                                ------      ------
   Net cash (used in) investing activities         (10)        (14)
                                                ------      ------

Cash flows from financing activities:
 Dividend payments on preferred stock              ---          (2)
 Principal payments on notes payable               (28)        (24)
 Exercise of warrants for common stock             ---          47
 Exercise of options for common stock                6         ---
 Treasury stock purchases                          (58)        ---
                                                ------      ------
 Net cash (used in) provided by financing
  activities                                       (80)         21
                                                ------      ------
Net increase (decrease) in cash and cash
 equivalents                                       316        (147)

Cash and cash equivalents at beginning of
 period                                          1,143       1,018
                                                ------      ------

Cash and cash equivalents at end of period      $1,459      $  871
                                                ======      ======


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                    (000's omitted, except per share data)

                                 May 31, 1999
                                 ------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of May 31, 1999.

2. The results for the three month periods ended May 31, 1999 and 1998, are not necessarily indicative of results that may be expected for the fiscal year.

3. For the three months ended May 31, 1999 and 1998, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options and warrants and convertible preferred stock.

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

5. On February 28, 1999, the Company's Board of Directors approved a strategy decision to discontinue the operations comprising its Company owned franchises. The Company owned franchises included the 100% owned franchises in Delray Beach, Florida and Merrimack, New Hampshire and the 70% owned franchise in Louisville, Kentucky. On May 14, 1999, the Company executed an agreement for the sale of the Delray Beach Company owned franchise (See Note
   6). As of July 9, 1999, the sale of the 70% owned Franchise in Louisville, Kentucky is pending final document preparation.

   Net assets of the Louisville, Kentucky and Merrimack, New Hampshire franchises of $994 are included in assets held for sale in the May 31, 1999 condensed consolidated balance sheet. Sales from Company owned franchise discontinued operations were $800 and $600 for the three months ended May 31, 1999 and 1998, respectively. After tax losses from the date of measurement, February 28, 1999, of $28 have been incurred through May 31, 1999 for the Delray Beach, Florida and Louisville, Kentucky Franchises. Management intends to sell the Merrimack, New Hampshire franchise in fiscal 2000; however, no assurances can be made that a sale will be consummated. The results of operations for the three months ended May 31, 1998 have been reclassified for the company franchises designated as discontinued operations in fiscal 1999.

6. On May 14, 1999, the Company sold the Delray Beach Company owned Franchise in exchange for a $550, ten year promissory note bearing interest of 7.5%. In addition, the Company expects to receive approximately $75 for accounts receivable. The transaction resulted in deferred revenue of approximately $440, which will be recognized over the life of the promissory note.

BCT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(UNAUDITED)
(000's omitted, except per share data)



7. The Company has four reporting segments (1) Franchisor Operations, (2) Pelican Paper Products, (3) Company Owned Franchises and (4) Other Operations. The Company evaluates the performance of its segments based on earnings before income taxes.

   The Company is organized on the basis of business activity units. Information relating to Company owned Franchises is included in Note 5. The table below presents information about reported segments for the 3 months ended May 31:

                                                       Pelican
1999                               Franchisor  Paper    Other   Total
---------------------------------  ----------  ------  -------  ------

  Revenues                             $1,457  $3,545      $64  $5,066
  Cost of sales                           ---   2,960      ---   2,960
  Operating expenses                      925     147      ---   1,072
                                       ------  ------      ---  ------
  Income before income taxes           $  532  $  438      $64  $1,034
                                       ======  ======      ===  ======

  Depreciation and amortization        $   18  $   27      $--  $   45
                                       ======  ======      ===  ======
  Income tax provision                 $  186  $  154      $22  $  362
                                       ======  ======      ===  ======
  Capital expenditures                 $   10  $  ---      $--  $   10
                                       ======  ======      ===  ======

  1998
---------------------------------

  Revenues                             $1,480  $3,256      $62  $4,798
  Cost of sales                           ---   2,762      ---   2,762
  Operating expenses                      970     120      ---   1,090
                                       ------  ------      ---  ------
  Income before income taxes           $  510  $  374      $62  $  946
                                       ======  ======      ===  ======

  Depreciation and amortization        $   20  $   27      $--  $   47
                                       ======  ======      ===  ======
  Income tax provision                 $  117  $   86      $14  $  217
                                       ======  ======      ===  ======
  Capital expenditures                 $   14  $  ---      $--  $   14
                                       ======  ======      ===  ======


8. On May 1, 1999, 60,000 shares of Series A preferred stock were converted into 40,541 shares of $.04 par value common stock.

9. On June 14, 1999, the Company entered into a settlement agreement involving litigation brought against a former franchise owner. During June 1999, the Company received payment of $1 million in accordance with the terms of the settlement agreement. This amount includes reimbursement of approximately $58 of accounts receivable which were previously reserved.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
---------------------

Total revenues increased $268,000 for the first quarter ended May 31, 1999, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to an increase in paper and printing sales ($289,000 or 9%), royalties ($12,000 or 1%) and combined with a decrease in sales of Franchises ($35,000 or 100%). Royalties increased as a result of increased sales by the BCT network of franchises. Paper and printing sales increased due to the addition of rubber stamp supplies as a product line in November 1998.

Selling and administrative expenses represented 20% and 22% of gross revenues for the quarters ended May 31, 1999 and 1998, respectively. These expenses decreased $16,000 as a result of a decrease in bad debt expense of $33,000 and general and administrative expense of $27,000 combined with an increase in salaries and employee benefits of $27,000 and travel and entertainment of $15,000.

Income from continued operations increased $88,000 or 9%. Net income decreased $25,000 or 4% as a result of the current year's higher effective tax rate which resulted in an increase of $145,000 or 67% in the provision for income taxes. The lower effective rate in the prior year resulted from the reversal of the valuation allowance for the deferred tax asset relating to net operating loss carryforwards.

Liquidity and Capital Resources
-------------------------------

Cash resources increased $316,000 during the first quarter of fiscal 2000. The Company generated $449,000 from continued operations. The Company utilized working capital to make debt payments totaling $28,000, advanced $212,000 on behalf of the Franchise network relating to a national account, $58,000 to purchase treasury stock and $300,000 for accrued management incentives.

The Company plans to continue to improve its working capital and cash positions during fiscal 2000 by continuing its efforts to (i) increase cash collections; and (ii) marketing to new customer channels through the implementation of a proprietary internet based ordering system while containing capital expenditures and maintaining inventory levels.

The Company believes current reserves and internally generated funds will be sufficient to satisfy the Company's working capital and capital expenditure requirements for the foreseeable future; however, there can be no assurance that external financing will not be needed. The Company has available a $2 million line of credit with a bank. No advances have been made on the line.

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

The Company has evaluated its installed computer systems, network elements, software applications and other business systems that have time-sensitive programs and has developed and implemented a plan to ensure their Year 2000 compliance. The Company believes that its hardware, network and software systems, with minor modifications, will be Year 2000 compliant.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTINUED


  Certain information contained in this report, particularly information regarding future economic performance and finances, plans and objectives of management, constitutes "forward-looking statements" within the meaning of the federal securities laws. In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the wholesale printing industry, which is intense; changes in general economic conditions; technological changes; changes in customer tastes; legal claims; the continued ability of the Company and its franchisees to obtain suitable locations and financing for new Franchises as well as expansion of existing Franchises; governmental initiatives, in particular those relating to franchise regulation and taxation; and risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------  ----------------------------------------------------------

     The Company had no outstanding balances subject to market risk during the period covered by this report. The Company has a $2 million line of credit with a bank which bears interest at prime + .25%.


Part II    OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings
------  -----------------

     Business Cards Tomorrow, Inc. v. Anuco, Inc., Robert V. Nugent, Sr. and
     -----------------------------------------------------------------------
Marco Nugent. This case was filed in 1991 by the Company against two individual
------------
franchisees and their corporation in Broward County, Florida, Circuit Court. The Company sued for breach of the franchisees' franchise agreement based on their failure to submit royalty reports and failure to pay accrued royalties in the amount of $74,251.30. The complaint also sought to recover royalties accruing after the date of the lawsuit. The franchisees filed a counterclaim against the Company alleging fraud, misrepresentation and breach of the franchise agreement by the Company. Both parties also sought recovery of attorney's fees.

     The case was tried before a jury in February 1997, and the jury reached a verdict in favor of the Company awarding the Company $931,000 in accrued royalties and interest, plus attorney's fees and post-judgement interest, and rejecting the franchisees' counterclaim. In March 1997, the franchisees filed for bankruptcy protection and sought to discharge the judgement in favor of the Company. In April 1999, the bankruptcy court ruled in favor of the Company's objection to discharge of the franchisees' debt to the Company.

     In June 1999, the Company and the franchisees entered into a settlement agreement requiring payment of $1,000,000 in cash to the Company out of a total judgement of $1,331,000 (including attorney's fees and interest accrued since February 1997). In June 1999, the franchisees paid the $1,000,000 cash required under the settlement agreement, leaving a balance of $331,000 owed by Anuco, Inc. The Company intends to aggressively pursue collection of the amount owed by Anuco, Inc.

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------
        (a)  No exhibits
        (b) No reports on Form 8-K were filed by the Company during the period ended May 31, 1999.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        BCT INTERNATIONAL, INC.
                                                            (Registrant)


Date:    July   , 1999                                   Peter T. Gaughn
         -------------                                   -----------------------
                                                         Peter T. Gaughn
                                                         Chief Executive Officer



Date:    July   , 1999                                   Michael R. Hull
         -------------                                   -----------------------
                                                         Michael R. Hull
                                                         Vice President & Chief
Financial Officer