Form 10-Q
period 1999-08-31
BCT INTERNATIONAL INC /
filed 1999-10-14
CIK 351541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended August 31, 1999

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
   -----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

     Delaware                                             22-2358849
------------------                       --------------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                 33306
--------------------------------------------------            --------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code: (954) 563-1224
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO ____.
                                       -----

              Number of shares of common stock outstanding as of
                          October 8, 1999: 5,820,625

                            BCT INTERNATIONAL, INC.


                                     INDEX

                                                                                    PAGE
                                                                                   NUMBER
PART I.   FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED BALANCE SHEETS -
          August 31, 1999 and February 28, 1999................................      2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
          for the three months ended August 31, 1999 and August 31, 1998 and
          the six months ended August 31, 1999 and August 31, 1998.............      3

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
          IN STOCKHOLDERS' EQUITY - for the six months ended
          August 31, 1999......................................................      4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
          for the six months ended August 31, 1999 and August 31, 1998.........      5

          Notes to Condensed Consolidated Financial Statements.................    6-7

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................    8-9

PART II.  OTHER INFORMATION AND SIGNATURES

          Signatures...........................................................     10

                         PART I. FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (000's omitted)

ASSETS                                                            August  31, 1999     February 28, 1999
------                                                            -----------------    ------------------
Current assets:
 Cash and cash equivalents                                                $  1,759              $  1,143
 Accounts and notes receivable, net                                          3,747                 3,252
 Inventory, net                                                              2,353                 2,122
 Assets held for sale, net                                                     424                 1,082
 Prepaid expenses and other current assets                                     868                   199
 Deferred income taxes                                                         392                   476
                                                                          --------              --------
   Total current assets                                                      9,543                 8,274

Accounts and notes receivable, net                                           6,461                 6,052
Property and equipment at cost, net                                            432                   460
Deferred income taxes                                                          246                   246
Deposits and other assets                                                       90                    90
Trademark and other intangible assets, net                                     271                   284
                                                                          --------              --------
   Total assets                                                           $ 17,043              $ 15,406
                                                                          ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                         $  1,123              $    844
 Notes payable                                                                 113                   113
 Accrued liabilities                                                           596                   753
 Deferred revenue                                                              713                   311
                                                                          --------              --------
   Total current liabilities                                                 2,545                 2,021

Notes payable                                                                  378                   433
                                                                          --------              --------
   Total liabilities                                                         2,923                 2,454
                                                                          --------              --------

Preferred stock, Series A, 12% cumulative, $1 par value,
 mandatorily redeemable, 810 shares authorized, 60 shares
 issued and outstanding in fiscal 1999                                         ---                    60
                                                                          --------              --------

Stockholders' equity:
 Common stock, $.04 par value, 25,000 shares authorized,
  5,821 shares issued (5,753 shares in fiscal 1999)                            233                   230
 Paid in capital                                                            12,594                12,506
 Retained earnings                                                           2,589                 1,322
                                                                          --------              --------
                                                                            15,416                14,058
Less: Treasury stock, at cost, 551 shares (496 in fiscal 1999)              (1,296)               (1,166)
                                                                          --------              --------
   Total stockholders' equity                                               14,120                12,892
                                                                          --------              --------
   Total liabilities and stockholders' equity                             $ 17,043              $ 15,406
                                                                          ========              ========

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months Ended           Six Months Ended
                                                   August 31,                 August 31,
                                             1999           1998          1999         1998
                                             -------------------          -----------------
Revenues:

 Royalties and franchise fees                $1,317       $1,297          $ 2,774    $2,742
 Paper and printing sales                     3,591        3,103            7,136     6,359
 Sales of Franchises                             15           43               15        78
 Interest and other                              75           62              139       124
                                             ------       ------          -------    ------
                                              4,998        4,505           10,064     9,303
                                             ------       ------          -------    ------
Expenses:

 Cost of paper and printing sales             2,923        2,659            5,883     5,421
 Selling, general and administrative          1,998          998            3,025     2,041
 Depreciation and amortization                   45           45               90        92
                                             ------       ------          -------    ------
                                              4,966        3,702            8,998     7,554
                                             ------       ------          -------    ------

Income from continued operations before
 legal settlement and income taxes               32          803            1,066     1,749
Income from legal settlement                    941          ---              941       ---
                                             ------       ------          -------    ------

Income from continued operations
 before income taxes                            973          803            2,007     1,749

Provision for income taxes                      340          196              702       414
                                             ------       ------          -------    ------

Income from continued operations                633          607            1,305     1,335

Discontinued operations:
Loss from company owned franchises
 operated under a plan of disposition net
 of tax benefit                                ( 10)        ( 49)           (  38)   (  108)
                                             ------       ------          -------    ------

Net income                                   $  623       $  558          $ 1,267    $1,227
                                             ======       ======          =======    ======

Earnings per share:

Income from continued operations             $  .12       $  .11          $   .25    $  .25
Loss from discontinued operations               ---        ( .01)           ( .01)    ( .02)
                                             ------       ------          -------    ------
 Basic                                       $  .12       $  .10          $   .24    $  .23
                                             ======       ======          =======    ======

Income from continued operations             $  .11       $  .11          $   .25    $  .23
Loss from discontinued operations               ---        ( .01)           ( .01)    ( .02)
                                             ------       ------          -------    ------
 Diluted                                     $  .11       $  .10          $   .24    $  .21
                                             ======       ======          =======    ======

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED AUGUST 31, 1999
                                  (UNAUDITED)
                                 000's omitted
                                 -------------


                                            Common Stock                                   Less:
                                         ------------------
                                         Number of     Par     Paid In     Retained      Treasury
                                          Shares      Value    Capital     Earnings        Stock        Total
                                         ---------------------------------------------------------------------
Balance February 28, 1999                 5,753     $  230     $12,506     $  1,322      $  (1,166)    $12,892

Exercise of options                          27          1          30          ---            ---          31

Purchase of treasury stock                  ---        ---         ---          ---            (30)        130)

Conversion of preferred stock                41          2          58          ---            ---          60

Net income                                  ---        ---         ---        1,267            ---       1,267
                                          -----     ------     -------     --------      ---------     -------

Balance August 31, 1999                   5,821     $  233     $12,594     $  2,589      $  (1,296)    $14,120
                                          =====     ======     =======     ========      =========     =======

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)

                                                                         Six months ended
                                                                              August 31,

                                                                       1999              1998
                                                                    ---------          ---------
Cash flows from operating activities:
 Net income                                                         $  1,267           $  1,227
 Plus loss from discontinued operations                                   38                108
                                                                    --------           --------
 Income from continued operations                                      1,305              1,335
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                          90                 92
   Provision for doubtful accounts                                       687                125
   Other adjustments                                                       8                 13
  Changes in operating assets and liabilities:
   Accounts and notes receivable                                      (1,591)              (741)
   Inventory                                                            (231)              ( 17)
   Assets held for sale                                                  658               (191)
   Prepaid expenses and other assets                                    (656)              ( 19)
   Deferred income taxes                                                  84                380
   Accounts payable and accrued liabilities                              122               (801)
   Deferred revenue                                                      402                 47
                                                                    --------            -------
 Net cash provided by continued operations                               878                164
 Net cash used by discontinued operations                                (58)              (141)
                                                                    --------            -------
  Net cash provided by operating activities                              820                102
                                                                    --------            -------

Cash flows from investing activities:
 Capital expenditures                                                    (50)               (43)
                                                                    --------            -------
     Net cash (used in) investing activities                             (50)               (43)
                                                                    --------            -------

Cash flows from financing activities:
 Dividend payment on preferred stock                                     ---                 (4)
 Principal payments on notes payable                                     (55)               (49)
 Exercise of warrants/options for common stock                            31                 47
 Treasury stock purchases                                               (130)               ---
                                                                    --------            -------
 Net cash (used in) financing activities                                (154)                (6)
                                                                    --------            -------
Net increase in cash and cash equivalents                                616                 53

Cash and cash equivalents at beginning of period                       1,143              1,018
                                                                    --------            -------

Cash and cash equivalents at end of period                          $  1,759            $ 1,071
                                                                    ========            =======

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                (000's omitted)

                                August 31, 1999
                                ---------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of August 31, 1999.

2. The results for the three and six month periods August 31, 1999 and 1998, are not necessarily indicative of results that may be expected for the fiscal year.

3. For the three and six months ended August 31, 1999 and 1998, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options and warrants and convertible preferred stock.

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

5. On February 28, 1999, the Company's Board of Directors approved a strategic decision to discontinue the operations comprising its Company-owned franchises. The Company owned franchises included the 100% owned franchises in Delray Beach, Florida and Merrimack, New Hampshire and the 70% owned franchise in Louisville, Kentucky.

   On May 14, 1999, the Company sold the Delray Beach Company-owned franchise in exchange for a $550, ten year promissory note bearing interest of 7.5%. In addition, the Company expects to receive approximately $75 for existing accounts receivable at the date of sale. The transaction resulted in deferred revenue of approximately $440, which will be recognized over the life of the promissory note.

   Effective August 1, 1999, the Company sold the Louisville, Kentucky franchise in exchange for a $495, fifteen year note bearing interest which escalates to 9%. No deferred revenue was recognized on the sale.

   Net assets of the Merrimack, New Hampshire franchise of $424 are included in assets held for sale in the August 31, 1999 condensed consolidated balance sheet. Sales from Company-owned franchise discontinued operations were $353 and $579 for the three months ended August 31, 1999 and 1998, respectively, and were $1,154 and $1,184 for the six months ended August 31, 1999 and 1998, respectively. Losses from company owned franchises for the three months ended August 31, 1999 and 1998 were net of income tax benefits of $5 and $15, respectively, and for the six months ended August 31, 1999 and 1998 were net of income tax benefits of $20 and $33, respectively. Additional losses from the date of measurement, February 28, 1999, of $38 have been incurred through August 31, 1999 for the Delray Beach, Florida and Louisville, Kentucky franchises. Management intends to sell the Merrimack, New Hampshire franchise in fiscal 2000; however, no assurances can be made that a sale will be consummated. The results of operations for the three and six months ended August 31, 1998 have been classified for the Company-owned franchises as discontinued operations in fiscal 1999.

6. The Company has four reporting segments (1) Franchisor Operations, (2) Pelican Paper Products, (3) Company Owned Franchises and (4) Other Operations. The Company evaluates the performance of its segments based on earnings before income taxes.

   The Company is organized on the basis of business activity units. Information relating to Company-owned franchises is included in Note 5. The table below presents information about reported segments for the three and six months ended August 31:

BCT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Continued ... (UNAUDITED) (000's omitted)
August 31, 1999

For the Three Months Ended August 31,

                                                                   Pelican
                                                 Franchisor         Paper               Other           Total
                                                 ----------         -----               -----           -----
1999

Revenues                                         $  1,332           $3,591             $1,016          $ 5,939
Cost of sales                                         ---            2,923                ---            2,923
Operating expenses                                  1,799              244                ---            2,043
                                                 --------           ------             ------          -------
Income (loss) before income taxes                    (467)          $  424             $1,016          $   973
                                                 ========           ======             ======          =======

Depreciation and amortization                    $     34           $   11             $  ---          $    45
                                                 ========           ======             ======          =======
Income tax (benefit) provision                       (163)          $  148             $  355          $   340
                                                 ========           ======             ======          =======
Capital expenditures                             $     40           $   12             $  ---          $    52
                                                 ========           ======             ======          =======

1998
Revenues                                         $  1,340           $3,103             $   62          $ 4,505
Cost of sales                                         ---            2,659                ---            2,659
Operating expenses                                    907              136                ---            1,043
                                                 --------           ------             ------          -------
Income (loss) before income taxes                $    433           $  308             $   62          $   803
                                                 ========           ======             ======          =======

Depreciation and amortization                    $     33           $   12             $  ---          $    45
                                                 ========           ======             ======          =======
Income tax provision                             $    107           $   75             $   14          $   196
                                                 ========           ======             ======          =======
Capital expenditures                             $     19           $   10             $  ---          $    29
                                                 ========           ======             ======          =======

For the Six Months Ended August 31,
                                                                     Pelican
                                                Franchisor           Paper             Other            Total
                                                ----------           -----             ------           -----
1999

Revenues                                        $   2,789           $7,136             $1,080          $11,005
Cost of sales                                         ---            5,883                ---            5,883
Operating expenses                                  2,724              391                ---            3,115
                                                ---------           ------             ------          -------
Income (loss) before income taxes               $      65           $  862             $1,080          $ 2,007
                                                =========           ======             ======          =======

Depreciation and amortization                   $      67           $   23             $  ---          $    90
                                                =========           ======             ======          =======
Income tax (benefit) provision                  $      23           $  302             $  377          $   702
                                                =========           ======             ======          =======
Capital expenditures                            $      50           $  ---             $  ---          $    50
                                                =========           ======             ======          =======


1998
Revenues                                        $   2,820           $6,359             $  124          $ 9,303
Cost of sales                                         ---            5,421                ---            5,421
Operating expenses                                  1,877              256                ---            2,133
                                                ---------           ------             ------          -------
Income (loss) before income taxes               $     943           $  682             $  124          $ 1,749
                                                =========           ======             ======          =======

Depreciation and amortization                   $      69           $   23             $  ---          $    92
                                                =========           ======             ======          =======
Income tax (benefit) provision                  $     224           $  161             $   29          $   414
                                                =========           ======             ======          =======
Capital expenditures                            $      33           $   10             $  ---          $    43
                                                =========           ======             ======          =======

7. On June 14, 1999, the Company entered into a settlement agreement involving litigation brought against a former franchise owner. During June 1999, the Company received payment of $1 million in accordance with the terms of the settlement agreement. This amount includes reimbursement of approximately $59 of accounts receivable which were previously reserved.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                                August 31, 1999
                                ---------------

Results of Operations
---------------------

Total revenues increased $493,000, or 11%, for the three months ended August 31, 1999 as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) sales of paper products ($488,000, or 16%), (ii) royalty revenue ($20,000, or 1.5%) and is offset by a decrease in fees associated with the sale of franchises of $28,000. The increase in royalty revenue is attributable to increased sales of the BCT network of franchises. The increase in sales of paper products is attributable to the increase in BCT network sales and the introduction of a new drop shipment program for rubber stamp supplies which began in November 1998.

Total revenues increased $761,000, or 8.2%, for the six months ended August 31, 1999, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) sales of paper products ($777,000, or 12.2%), (ii) royalty revenue ($32,000, or 1.2%) and is offset by a decrease in fees associated with the sale of franchises of $63,000.

Cost of paper and printing sales as a percentage of paper and printing sales was 81% and 82%, respectively, for the three and six months ended August 31, 1999, as compared to 86% and 85%, respectively, for the corresponding periods in fiscal 1999. Although the percentage generally remains stable, it does fluctuate due to periodic changes in the revenue mix.

Selling and administrative expenses represented 40% and 30% of gross revenues for the three and six months ended August 31, 1999, and 22% for the corresponding periods in fiscal 1998. The selling and administrative expense percentage increased in fiscal 2000 due to an additional $650,000 provision for bad debt, as well as, severance and relocation expenses incurred related to changes at the President and CEO position and two other key management positions, and increased research and development expenses related to the Company's internet technology. A significant portion of the additional bad debt provision is attributable to one franchise whose performance has been substantially worse than expected.

Liquidity and Capital Resources
-------------------------------

Cash resources increased $616,000 during the six months ended August 31, 1999. The Company generated $878,000 from continued operations, including cash resources provided by a legal settlement amounting to $1,000,000. The Company utilized working capital to make debt payments totaling $55,000, advanced $212,000 on behalf of the franchise network relating to a national account, $130,000 to purchase treasury stock and $300,000 for accrued management incentives.

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

BCT INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED ...

The Company has evaluated its installed computer systems, network elements, software applications and other business systems that have time-sensitive programs and has developed and implemented a plan to ensure their Year 2000 compliance. The Company believes that its hardware, network and software systems, with minor modifications, will be Year 2000 compliant.

Since the Year 2000 issue may affect the systems and applications of the Company's franchises, customers or suppliers, the Company has communicated with its franchises, customers and suppliers to determine their overall Year 2000 readiness. Based upon responses received from its franchises, customers and suppliers, the Company does not anticipate any material adverse impact on its operations as a result of Year 2000 issues. No assurance can be given that the failure by one or more of its major franchises, suppliers or customers to become Year 2000 compliant will not have a material adverse impact on its operations. The cost to the Company of developing and implementing its Year 2000 compliance plan has amounted to approximately $65,000.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company had no outstanding balances subject to market risk during the period covered by this report. The Company has a $2 million line of credit with a bank which bears interest at prime + .25%. No advances have been made on the line.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 BCT INTERNATIONAL, INC.
                                        (Registrant)


Date: October   , 1999            Peter T. Gaughn
     -------------------          ----------------------------------------
                                  Peter T. Gaughn
                                  President & Chief Executive Officer




Date: October   , 1999            Michael R. Hull
     -------------------          ----------------------------------------
                                  Michael R. Hull
                                  Vice President & Chief Financial Officer