Form 10-Q
period 2000-01-14
BCT INTERNATIONAL INC /
filed 2000-01-14
CIK 351541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended November 30, 1999

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


        Delaware                                      22-2358849
------------------------              ------------------------------------------
(State of Incorporation)                (I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                    33306
--------------------------------------------------               ---------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (954) 563-1224
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

               Number of shares of common stock outstanding as of
                          January 14, 2000: 5,820,625

                            BCT INTERNATIONAL, INC.



                                     INDEX

                                                                                      PAGE
                                                                                     NUMBER
PART I.   FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED BALANCE SHEETS -
          November 30, 1999 and February 28, 1999................................        2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
          for the three months ended November 30, 1999 and November 30,
          1998 and the nine months ended November 30, 1999 and
          November 30, 1998......................................................        3

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
          IN STOCKHOLDERS' EQUITY - for the nine months ended
          November 30, 1999......................................................        4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-
          for the nine months ended November 30, 1999 and
          November 30, 1998......................................................        5

          Notes to Condensed Consolidated Financial Statements...................      6-8

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations..............................................      9-10


PART II.  OTHER INFORMATION AND SIGNATURES

          Signatures.............................................................        11

                        PART I.    FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (000's omitted)

ASSETS                                                            November 30, 1999   February 28, 1999
------                                                            -----------------   -----------------
Current assets:
 Cash and cash equivalent                                                  $  1,740            $  1,143
 Accounts and notes receivable, net                                           4,056               3,252
 Inventory, net                                                               2,423               2,122
 Assets held for sale, net                                                      395               1,082
 Prepaid expenses and other current assets                                      237                 199
 Deferred income taxes                                                          462                 476
                                                                           --------            --------
   Total current assets                                                       9,313               8,274

Accounts and notes receivable, net                                            6,861               6,052
Property and equipment at cost, net                                             448                 460
Deferred income taxes                                                           201                 246
Deposits and other assets                                                        89                  90
Trademark and other intangible assets, net                                      265                 284
                                                                           --------            --------
                                                                           $ 17,177            $ 15,406
                                                                           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
 Accounts payable                                                          $    894            $    844
 Notes payable                                                                  113                 113
 Accrued liabilities                                                            620                 753
 Deferred revenue                                                               719                 311
                                                                           --------            --------
   Total current liabilities                                                  2,346               2,021

Notes payable                                                                   350                 433
                                                                           --------            --------
   Total liabilities                                                          2,696               2,454
                                                                           --------            --------

Preferred stock, Series A, 12% cumulative, $1 par value,
 mandatorily redeemable, 810 shares authorized, 60 shares
 issued and outstanding in fiscal 1999                                          ---                  60
                                                                           --------            --------

Stockholders' equity:
 Common stock, $.04 par value, 25,000 shares authorized,
  5,821 shares issued (5,753 shares in fiscal 1999)                             233                 230
 Paid in capital                                                             12,594              12,506
 Retained earnings                                                            3,029               1,322
                                                                           --------            --------
                                                                             15,856              14,058
Less: Treasury Stock, at cost, 591 shares (496 in fiscal 1999)               (1,375)             (1,166)
                                                                           --------            --------
Total stockholders' equity                                                   14,481              12,892
                                                                           --------            --------
                                                                           $ 17,177            $ 15,406
                                                                           ========            ========


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (000's omitted, except per share amounts)

                                                    Three Months Ended     Nine Months Ended
                                                        November 30,         November 30,
                                                      1999       1998       1999      1998
                                                      ----       ----       ----      ----
Revenues:

  Royalties and franchise fees                        $ 1,351   $ 1,348   $ 4,125   $ 4,090
  Paper and printing sales                              3,458     3,177    10,594     9,536
  Sales of franchises                                      11       ---        26        78
  Interest and other                                       75        93       214       217
                                                      -------   -------   -------   -------
                                                        4,895     4,618    14,959    13,921
                                                      -------   -------   -------   -------
Expenses:

  Cost of paper and printing sales                      2,855     2,686     8,738     8,107
  Selling, general and administrative                   1,222     1,106     4,247     3,147
  Depreciation and amortization                            47        45       137       137
                                                      -------   -------   -------   -------
                                                        4,124     3,837    13,122    11,391
                                                      -------   -------   -------   -------
Income from continued operations before
   legal settlement and income taxes                      771       781     1,837     2,530
Income from legal settlement                              ---       ---       941       ---
                                                      -------   -------   -------   -------

Income from continued operations
   before income taxes                                    771       781     2,778     2,530

Provision for income taxes                                269       120       971       534
                                                      -------   -------   -------   -------
Income from continued operations                          502       661     1,807     1,996

Discontinued operations:
Loss from company owned franchises
   operated under a plan of disposition
   net of tax benefit                                     (62)      (90)     (100)     (198)
                                                      -------   -------    ------   -------
Net income                                            $   440   $   571   $ 1,707   $ 1,798
                                                      =======   =======   =======   =======

Earnings per share:
Income from continued operations                      $  0.10   $  0.13   $  0.34   $  0.37
Loss from discontinued operations                       (0.01)    (0.02)    (0.02)    (0.04)
                                                      -------   -------   -------   -------
  Basic                                               $  0.09   $  0.11   $  0.32   $  0.33
                                                      =======   =======   =======   =======
Income from continued operations                      $  0.09   $  0.12   $  0.33   $  0.36
Loss from discontinued operations                        (.01)    (0.02)    (0.02)    (0.04)
                                                      -------   -------   -------   -------
  Diluted                                             $  0.08   $  0.10   $  0.31   $  0.32
                                                      =======   =======   =======   =======

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED NOVEMBER 30, 1999
                                  (UNAUDITED)
                                (000's omitted)

                                             Common Stock                                       Less:
                                           ----------------
                                           Number of   Par     Paid In     Retained  Treasury
                                            Shares    Value    Capital     Earnings    Stock        Total
                                           --------------------------------------------------------------
Balance February 28, 1999                    5,753    $ 230   $ 12,506   $ 1,322     $ (1,166)   $ 12,892

Exercise of options                             27        1         30       ---          ---          31

Treasury stock purchases, 90,000 shares         --      ---        ---       ---         (209)       (209)

Conversion of preferred stock                   41        2         58       ---          ---          60

Net income                                      --      ---        ---     1,707          ---       1,707
                                             -----    -----   --------  --------     --------    --------

Balance November 30, 1999                    5,821    $ 233   $ 12,594   $ 3,029     $ (1,375)   $ 14,481
                                             =====    =====   ========  ========     ========    ========

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)


                                                                          Nine months ended
                                                                             November 30,
                                                                           1999        1998
                                                                         --------     -------
Cash flows from operating activities:
 Net income                                                              $  1,707     $ 1,798
 Plus loss from discontinued operations                                       100         198
                                                                         --------     -------
 Income from continued operations                                           1,807       1,996
 Adjustments to reconcile net income to net cash provided by operating activities:
   Inventory  provision                                                       ---         145
   Depreciation and amortization                                              137         137
   Provision for doubtful accounts                                            705         176
   Other adjustments                                                            2          15
  Changes in operating assets and liabilities:
   Accounts and notes receivable                                           (1,892)     (1,139)
   Inventory                                                                 (301)        (65)
   Assets held for sale                                                       687        (766)
   Prepaid expenses and other assets                                         (758)        (64)
   Deferred income taxes                                                       59         457
   Accounts payable and accrued liabilities                                   637        (124)
   Deferred revenue                                                           (18)        (44)
                                                                         --------     -------
 Net cash provided by continued operations                                  1,065         724
 Net cash used by discontinued operations                                    (100)       (198)
                                                                         --------     -------
  Net cash provided by operating activities                                   965         526
                                                                         --------     -------

Cash flows from investing activities:
 Capital expenditures                                                        (107)        (77)
                                                                         --------     -------
   Net cash (used in) investing activities                                   (107)        (77)
                                                                         --------     -------

Cash flows from financing activities:
 Dividend payment on preferred stock                                          ---          (6)
 Principal payments on notes payable                                          (83)        (73)
 Exercise of warrants/options for common stock                                 31          47
 Treasury stock purchases                                                    (209)       (514)
 Other                                                                        ---         (18)
                                                                         --------     -------
 Net cash (used in) financing activities                                     (261)       (564)
                                                                         --------     -------
Net increase (decrease) in cash and cash equivalents                          597        (115)

Cash and cash equivalents at beginning of period                            1,143       1,018
                                                                         --------     -------

Cash and cash equivalents at end of period                               $  1,740     $   903
                                                                         ========     =======

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                   (000's omitted, except per share amounts)

                               November 30, 1999
                               -----------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of November 30, 1999.

2. The results for the three and nine month periods ended November 30, 1999 and 1998, are not necessarily indicative of results that may be expected for the fiscal year.

3. For the three and nine months ended November 30, 1999 and 1998, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options and warrants and convertible preferred stock.

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

5. During the three months ended November 30, 1999, the Company purchased 40,000 shares of treasury stock at an average price of $1.98 per share in connection with its stock repurchase plan. Under the stock repurchase plan, the Company has repurchased 240,000 shares of the Company's common stock at an average price of $2.17. On October 28, 1999, the board of directors terminated the stock repurchase plan. Under a prior stock repurchase plan, the Company purchased 100,000 shares of treasury stock at an average price of $2.55 per share during the second quarter of fiscal 1999.

6. On February 28, 1999, the Company's Board of Directors approved a strategic decision to discontinue the operations comprising its Company owned franchises. The Company-owned franchises included the 100% owned franchises in Delray Beach, Florida and Merrimack, New Hampshire and the 70% owned franchise in Louisville, Kentucky.

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

   Effective August 1, 1999, the Company sold the Louisville, Kentucky franchise in exchange for a $495, fifteen year note bearing interest which escalates to 9%. No deferred revenue was recognized on the sale as the sales price equaled the carrying value.

   Net assets of the Merrimack, New Hampshire franchise of $395 are included in assets held for sale in the November 30, 1999 condensed consolidated balance sheet.

   Sales from Company-owned franchise discontinued operations were $275 and $704 for the three months ended November 30, 1999 and 1998, respectively, and were $1,429 and $1,888 for the nine months ended November 30, 1999 and 1998, respectively. Losses from Company-owned franchises for the three months ended November 30, 1999 and 1998 were net of income tax benefits of $33 and $24, respectively, and for the nine months ended November 30, 1999 and 1998 were net of income tax benefits of $54 and $53, respectively. Additional losses from the date of measurement, February 28, 1999, of $38 have been incurred through November 30, 1999 for the Delray Beach, Florida and Louisville, Kentucky franchises. Management intends to sell

BCT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Continued ... (UNAUDITED) (000's omitted)
November 30, 1999

     the Merrimack, New Hampshire franchise in fiscal 2000; however, no assurances can be made that a sale will be consummated. The results of operations for the three and nine months ended November 30, 1998 have been classified for the Company-owned franchises as discontinued operations in fiscal 1999.

7. The Company has four reporting segments (1) Franchisor Operations, (2) Pelican Paper Products, (3) Company Owned Franchises and (4) Other Operations. The Company evaluates the performance of its segments based on earnings before income taxes.

     The Company is organized on the basis of business activity units. Information relating to Company owned franchises is included in Note 5. The table below presents information about reported segments for the three and nine months ended November 30:

For the Three Months Ended November 30,
                                                                  Pelican
                                                  Franchisor       Paper           Other         Total
                                                  ----------     ----------     ----------     ----------
1999

Revenues                                          $    1,362     $    3,458     $       75     $    4,895
Cost of sales                                            ---          2,855            ---          2,855
Operating expenses                                     1,043            226            ---          1,269
                                                  ----------     ----------     ----------     ----------
Income before income taxes                        $      319     $      377     $       75     $      771
                                                  ==========     ==========     ==========     ==========

Depreciation and amortization                     $       34     $       13     $      ---     $       47
                                                  ==========     ==========     ==========     ==========
Income tax provision                              $      112     $      131     $       26     $      269
                                                  ==========     ==========     ==========     ==========
Capital expenditures                              $       35     $       10     $      ---     $       45
                                                  ==========     ==========     ==========     ==========

1998

Revenues                                          $    1,348     $    3,177     $       93     $    4,618
Cost of sales                                            ---          2,686            ---          2,686
Operating expenses                                       929            222            ---          1,151
                                                  ----------     ----------     ----------     ----------
Income before income taxes                        $      419     $      269     $       93     $      781
                                                  ==========     ==========     ==========     ==========

Depreciation and amortization                     $       31     $       14     $      ---     $       45
                                                  ==========     ==========     ==========     ==========
Income tax provision                              $       63     $       40     $       17     $      120
                                                  ==========     ==========     ==========     ==========
Capital expenditures                              $       29     $        5     $      ---     $       34
                                                  ==========     ==========     ==========     ==========

For the Nine Months Ended November 30,
                                                                  Pelican
                                                  Franchisor       Paper          Other           Total
                                                  ----------     ----------     ----------     ----------
1999

Revenues                                          $    4,151     $   10,594     $    1,155     $   15,900
Cost of sales                                            ---          8,738            ---          8,738
Operating expenses                                     3,767            617            ---          4,384
                                                  ----------     ----------     ----------     ----------
Income before income taxes                        $      384     $    1,239     $    1,155     $    2,778
                                                  ==========     ==========     ==========     ==========

Depreciation and amortization                     $      101     $       36     $      ---     $      137
                                                  ==========     ==========     ==========     ==========
Income tax provision                              $      134     $      433     $      404     $      971
                                                  ==========     ==========     ==========     ==========
Capital expenditures                              $       85     $       22     $      ---     $      107
                                                  ==========     ==========     ==========     ==========

BCT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Continued ... (UNAUDITED) (000's omitted)
November 30, 1999

1998

Revenues                                          $    4,168     $    9,536     $      217     $   13,921
Cost of sales                                            ---          8,107            ---          8,107
Operating expenses                                     2,806            478            ---          3,284
                                                  ----------     ----------     ----------     ----------
Income before income taxes                        $    1,362     $      951     $      217     $    2,530
                                                  ==========     ==========     ==========     ==========

Depreciation and amortization                     $      100     $       37     $      ---     $      137
                                                  ==========     ==========     ==========     ==========
Income tax provision                              $      287     $      201     $       46     $      534
                                                  ==========     ==========     ==========     ==========
Capital expenditures                              $       62     $       15     $      ---     $       77
                                                  ==========     ==========     ==========     ==========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                               November 30, 1999
                               -----------------

Results of Operations
---------------------

Total revenues increased $277,000, or 6.0%, for the three months ended November 30, 1999 as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to an increase in paper and printing sales ($281,000, or 8.8%) which was the result of adding a new drop ship program for rubber stamp supplies which began in November 1998.

Total revenues increased $1,038,000, or 7.5%, for the nine months ended November 30, 1999, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) paper and printing sales ($1,058,000, or 11.1%) and (ii) royalty revenue ($35,000, or 1%). The increase in paper and printing sales resulted from the new drop ship program for rubber stamp supplies which began in November 1998.

Cost of paper and printing sales as a percentage of paper and printing sales was 83% for the three and nine months ended November 30, 1999 as compared to 85% for each of the corresponding periods in fiscal 1998. Cost of paper and printing sales for the nine months ended November 30, 1998 include an inventory provision in the amount of $145,000 to provide for possible losses on paper stock purchased which was subsequently determined to be of inconsistent quality for use in the thermography process.

Selling and administrative expenses represented 25% and 28% of gross revenues for the three and nine months ended November 30, 1999, respectively, and 24% and
23% for the corresponding periods in fiscal 1999.   The increase for the three
months ended November 30, 1999 resulted from additional research and development expenses related to the Company's internet based ordering system. The increase for the nine months ended November 30, 1999 related primarily to the additional provision for bad debt provided in the 2nd quarter of fiscal 2000. In addition, the Company incurred severance and moving expenses associated with the change in the President and C.E.O. position, the Vice President of Marketing position, the addition of a Vice President of Operations and a Director of National Sales.

Losses from company owned franchises for the three and nine months ended November 30, 1999 amounted to $95,000 and $154,000, respectively as compared to $114,000 and $251,000, respectively for the corresponding periods in fiscal 1999. The losses related to the Delray Beach, Florida and Merrimack, New Hampshire wholly-owned franchises and the 70% owned Louisville, Kentucky franchise.

Liquidity and Capital Resources
-------------------------------

Cash resources increased $597,000 during the nine months ended November 30, 1999. Net cash provided by operating activities of $965,000 were used to make principal payments on debt of $83,000, provided for capital expenditures of $107,000 most of which related to equipment, and $209,000 to repurchase 95,000 shares of the Company's common stock in accordance with its stock repurchase plans. The Company terminated the stock repurchase plan effective October 29, 1999.

The Company plans to continue to improve its working capital and cash positions by focusing efforts on cash collections, implementing new product lines and by assisting its Franchises in employing internet based technologies to develop new national account markets and enhance services to existing customers.

The Company believes that internally generated funds plus its $2 million bank line of credit will be sufficient to satisfy the Company's working capital and capital expenditure requirements for the foreseeable future.

Year 2000 Issue
---------------

The Year 2000 issue relates to the Company's installed computer systems, network elements, software applications and other business systems that have time-sensitive programs, including those with embedded microprocessors, that may not properly reflect or recognize the year 2000 and years thereafter. Because many computers and computer applications define dates by the last two digits of the year, "00" or other two-digit dates after the year 2000 may not properly be identified as the year 2000 or the appropriate later year, but rather the year 1900 or a year between 1901 and 1999 (as the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTINUED...

case may be). This error could result in system and equipment failures or malfunctions causing disruption of operations including among other things, a temporary inability to process telephone calls, transactions and information, or engage in normal business activities.

The Company has evaluated its installed computer systems, network elements, software applications and other business systems that have time-sensitive programs and has developed and implemented a plan to ensure their Year 2000 compliance. The Company believes that its hardware, network and software systems, with minor modifications, are Year 2000 compliant.

Since the Year 2000 issue may affect the systems and applications of the Company's franchises, customers or suppliers, the Company has communicated with its franchises, customers and suppliers to determine their overall Year 2000 readiness. Based upon responses received from its franchises, customers and suppliers, the Company does not anticipate any material adverse impact on its operations as a result of Year 2000 issues. No assurance can be given that the failure by one or more of its major franchisees, suppliers or customers to become Year 2000 compliant will not have a material adverse impact on its operations. However, as of this date, the Company is not aware of the occurrence of a Y2K failure at any of its franchises, customers or suppliers. The cost to the Company of developing and implementing its Year 2000 compliance plan has amounted to approximately $65,000.

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



                                       BCT INTERNATIONAL, INC.
                                            (Registrant)


Date:  January  14, 2000                Peter T. Gaughn
       -------------------------       -----------------------------------------
                                        Peter T. Gaughn
                                        President & Chief Executive Officer



Date:  January 14 , 2000                Michael R. Hull
       -------------------------        ----------------------------------------
                                        Michael R. Hull
                                        Vice President & Chief Financial Officer