Form 10-Q/A
period 1999-11-30
BCT INTERNATIONAL INC /
filed 2000-01-19
CIK 351541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

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

               [BCT INTERNATIONAL, INC. LETTERHEAD APPEARS HERE]



January 18, 2000


U.S. Securities and Exchange Commission
Washington, DC


Dear Sirs:

Attached is an amendment to the header page of the 10-Q for BCT International, Inc. for the period ended November 30, 1999. The page is amended to properly reflect the period date as November 30, 1999 which was inadvertently indicated as January 14, 2000, the filing date.



Respectfully yours,

/s/ Michael R. Hull

Michael R. Hull
Chief Financial Officer