Form 10-K405
period 2000-02-29
BCT INTERNATIONAL INC /
filed 2000-05-30
CIK 351541

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended February 29, 2000                              Commission file no. 0-10823
      -----------------                                                  -------

                            BCT INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

         DELAWARE                                         22-2358849
--------------------------------------       -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification No)
 incorporation of organization)

       3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida  33306
       ----------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (954) 563-1224
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant, at May 19, 2000 was approximately $5,700,000.

     The number of shares outstanding of Registrant's Common Stock, par value $.04 per share, at May 19, 2000 was 5,822,208.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE
                                     ----

This document consists of 41 pages.
The Index to exhibits appears on page 17.

Item 1.   Business
-------   --------

          (a)  General
               -------

          BCT International, Inc. (the "Company") is a holding company with one direct wholly-owned subsidiary: Business Cards Tomorrow, Inc., a Florida corporation ("BCT"). BCT operates the Business Cards Tomorrow franchise system, the world's largest wholesale franchise printing chain. Since its founding in 1975, the system has grown to include 87 "Business Cards Tomorrow Franchises" (the "Franchises") specializing in thermography products, labels, rubber stamps and business announcements for resale by retail printing providers in 38 states, Canada and Argentina. One franchise located in Merrimack, New Hampshire is owned directly by BCT.

          The Company adopted a plan effective February 28, 1999 for the disposition of all Company owned Franchises. Under the plan, the Company intended to sell all Company owned Franchises in fiscal 2000. All but the franchise located in Merrimack, New Hampshire were sold in fiscal 2000. Management has entered into a non-binding letter of intent to sell this franchise for $250,000.

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


          (b)  Narrative description of the business
               -------------------------------------

Business Cards Tomorrow, Inc.
-----------------------------
                                    General
                                    -------

          The Franchises typically operate through the placement of business card, stationery, rubber stamp and labels catalogs with commercial and retail "quick" printers, office superstores, forms brokers, office supply companies and stationers in the Franchises' trade areas (collectively, the "Dealers"). The Dealers secure orders from their customers for thermographed printed products and other printed matter which are normally picked up daily by the Franchises' route drivers, who also deliver products previously ordered. Thermography is a specialized printing process that gives a raised printing effect similar to engraving and requires specialized equipment and operating techniques which commercial printers, quick printers, office superstores and other retail dealers choose not to invest in. The Franchises specialize in the "fast turnaround" of their products, delivering many items, such as business cards, in one business day, with most products being delivered within two days of the date of order. Increasingly, the Franchises receive orders by fax and electronic communications via the Internet using Orderprinting.com(TM), an Internet-based ordering system.

          In January 1999, the Company introduced Orderprinting.com(TM) which is targeted toward the print broker market. Orderprinting.com(TM) consists of a custom web-based ordering system which allows end users to log-in to a personalized Internet site which has all the end user company's business card and business stationery product layouts. The end user selects the product and layout desired and enters the required employee and location information, previews the finished stationery product on-line and approves the order for processing. The order is transmitted electronically to the BCT Franchise that will process the order. In addition, the print broker associated with the end user is notified of the order via e-mail.

          This process streamlines the ordering process for both the end user and the print broker and eliminates the need for manually typesetting the order by the BCT Franchise, vastly improving the entire process from ordering to production. As of May 19, 2000, there are 65 franchises employing Orderprinting.com(TM). These Franchises have used Orderprinting.com(TM) to process over 95,000 orders since January 1999.

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

     BCT derives revenues from six principal sources: (i) royalties, which are based on a percentage of sales from the BCT Franchises; (ii) franchise fees from newly franchised Franchises and resale fees from the resale of operating Franchises; (iii) sales of paper products to franchisees; (iv) catalog and miscellaneous equipment and parts sales classified as printing sales; (v) interest income from financing franchise acquisitions (primarily resales) and receivables; and (vi) sales of additional Territories to existing franchisees.

     As of May 19, 2000, 87 BCT Franchises are in operation in 38 states, Canada (nine Franchises) and Argentina (one Franchise). The current number of Franchises compares with 89 and 88 Franchises in operation on May 18, 1999 and May 15, 1998, respectively. The decrease in the number of franchises is the result of several instances of Franchises combining the operations of multiple Franchises into one Franchise. Total BCT system sales reached approximately $107,000,000, $105,000,000 and $96,000,000 for the years ended December 31,
1999, 1998 and 1997, an average of $1,230,000, $1,222,000 and $1,057,000, respectively, per Franchise.

     BCT receives either a 5% or 6% royalty fee based on gross franchisee sales for original 15 - 25 year contracts. The royalty fee is dependent on the initial franchise agreement date. Generally, agreements dated through mid-1986 carry 5% royalties. Thereafter, the 6% royalty applies. One franchise
agreement is up for renewal in fiscal 2001.   For fiscal years ended 2000, 1999,
and 1998, continuing franchise royalties comprised approximately 27%, 28% and 25% of total revenue, respectively. PPP sales to the franchisees for fiscal years ended 2000, 1999, and 1998 were approximately 71%, 69%, and 60%, of total revenue, respectively.

                                 Raw Materials
                                 -------------

     The primary raw materials of the BCT Franchises are paper products which are readily available from numerous industry suppliers. It is common practice within the paper industry to place minimum order levels when ordering specific materials. In addition, the need to maintain a complete stock of raw materials for all items listed in BCT's catalogs requires significant continuing inventory investment. While BCT, through PPP, sells paper products to its Franchises, the Franchises are under no obligation to purchase these products from BCT and all such products are available from other suppliers.

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

                                   Franchises
                                   ----------

     BCT's franchise agreements with individual franchises are typically for a 15-to-25 year period and are renewable for additional 10-year periods. The right to renew is contingent upon the franchise not being in default under any material term of the franchise agreement. BCT may terminate a franchise agreement under certain circumstances where the franchisee is in material default under the franchise agreement and has not cured such default(s) after notice from BCT. BCT's existing franchise agreements with individual Franchises have an average remaining term of approximately 15 years. One franchise comes up for renewal in fiscal 2001, and in the subsequent 10 years, 16 Franchises come up for renewal.

     The Company does not expect to generate significant revenues from the sale of new Franchises in the foreseeable future. The Company intends to focus its growth strategy on increasing sales by existing Franchises.

                                  Competition
                                  -----------

     The Company and its franchisees compete with other franchisors, franchisees and independent operators in the graphic arts industry. While the Company believes that its BCT franchise system is the leading supplier of thermographed business cards to printers throughout the United States, there can be no assurance that competitors will not imitate or improve upon the Company's business strategy. BCT's major national competitors are Regency Thermographers, Carlson Craft, and American Wholesale Thermographers, Inc.; however, BCT's franchisees also compete with numerous local and regional operations. BCT's franchisees compete primarily on the basis of turnaround time, quality and close customer contact and, more recently with Orderprinting.com(TM) Internet technology.

                            Trade and Service Marks
                            -----------------------

     The Company has received federal registration of the names "Business Cards Tomorrow", "BCT International, Inc.", "Orderprinting.com" and the BCT commercial logo, as well as the names and commercial marks for "Typesetting Express", "Engraving Tomorrow", "Thrift-T-Cards", "Thermo-Rite" and "Rubber Stamps Tomorrow".

                            Research and Development
                            ------------------------

     The Company performs ongoing research and development, seeking improvements in the operating procedures and products of its Franchises and development of proprietary software. These activities are primarily done at the Company
Franchises and at the Company's corporate headquarters.   Also, the Company
often requests individual franchisees to perform tests of various equipment, materials or techniques in an actual production environment. The Company has invested significant amounts in the research and development of Orderprinting.com(TM), an Internet-based order entry and distribution system.

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

                                   Employees
                                   ---------

     The Company has 70 employees, all of whom are located at either (i) the Company's corporate headquarters in Fort Lauderdale, Florida, (ii) the Company-owned Franchise in Merrimack, New Hampshire, or (iii) the Company's paper distribution warehouse and paper converting facility in Menasha, Wisconsin. See discussion of discontinued operations in item 1.

                         Financial Information Relating to Foreign and Domestic
                         -------------------------------------------------------
                                             Operations
                                             ----------

                            February 29,      February 28,      February 28,
                               2000               1999              1998
                             -----------       -----------       -----------
Revenue:
 Foreign operations          $   866,000       $   832,000       $   924,000
 Domestic operations         $18,783,000       $17,774,000       $16,098,000

Operating Profit (Loss):
 Foreign operations          $   134,000       $   128,000       $   118,000
 Domestic operations (1)     $ 2,074,000       $ 3,063,000       $ 2,677,000

Identifiable Assets:
 Foreign operations          $   366,000       $   334,000       $   355,000
 Domestic operations         $16,955,000       $14,901,000       $13,802,000


     (1) Amounts do not include losses from discontinued operations amounting to $357,000 $327,000 and $244,000 for the years ended February 29, 2000,
     February 28, 1999 and 1998, respectively.

Item 2.   Properties
-------   ----------

          The Company's corporate headquarters are located at 3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida, and occupy approximately 7,500 square feet. The lease on this facility continues to October 2002 at a monthly rental of approximately $9,800.

          The Company's primary paper warehouse is located at 772 Specialists Avenue, Menasha, Wisconsin utilizing approximately 35,000 square feet. This facility is leased at a monthly rental of approximately $9,200 through January 2005.

          The Company's Delray Beach, Florida, catalog printing facility utilizes a 6,000 square foot facility, which is leased for a monthly rental of $3,700. The lease on this facility continues through July 2000 at which time the Company intends to relocate this facility to Menasha, Wisconsin.

          The Merrimack, New Hampshire, Company-owned Franchise utilizes a 4,000 square foot facility, which is leased for a monthly rental of $4,200. The lease on this facility continues through March 2001.

          Management believes that existing facilities are adequate for the foreseeable future. See discussion of discontinued operations in Item 1.

Item 3.   Legal Proceedings
-------   -----------------
          No material matters.

Item 4.   Submission of Matters to a Vote of Securities Holders
-------   -----------------------------------------------------
          No matters were submitted to a vote of securities holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended February 29, 2000.

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


          Fiscal Quarters                         High                Low
          ---------------                         ----                ---
1999      First Quarter                           $  3.75             $  2.63
          Second Quarter                          $ 3.125             $2.3125
          Third Quarter                           $2.4375             $1.8125
          Fourth Quarter                          $ 3.625             $2.0625

2000      First Quarter                           $2.6875             $2.1875
          Second Quarter                          $  2.50             $  2.00
          Third Quarter                           $ 2.218             $ 1.375
          Fourth Quarter                          $ 2.125             $ 1.312

2001      First Quarter (through May 19, 2000)    $2.1875             $1.5625

          On May 19, 2000, the closing price per share of Common Stock, as reported by NASDAQ, was $1.625.

          There is currently no established public trading market for any securities of the Company other than the common stock.

          The approximate number of holders of record of the Company's Common Stock as of May 15, 1999 was 800.

          During the fiscal years ended February 29, 2000, February 28, 1999 and 1998, no cash dividends were declared on the outstanding Common Stock. The Company has no plans to pay any dividends on the Common Stock.

Item 6.    Selected Financial Data    (000's omitted, except per share data)
-------    -----------------------

OPERATIONS
 for the fiscal year ended:            Feb. 29, 2000       Feb. 28, 1999     Feb. 28, 1998     Feb. 28, 1997     Feb. 29, 1996
                                       -------------       -------------     -------------     -------------     -------------
REVENUES:
 Royalties and franchise fees              $   5,394           $   5,356         $   4,921         $   4,852         $   4,820
 Paper and printing sales                     13,881              12,817            11,734            10,118             9,159
 Sales of franchises                              27                  87                44                40               870
 Interest and other income                       347                 346               323               206               436
                                           ---------           ---------         ---------         ---------         ---------
                                              19,649              18,606            17,022            15,216            15,285
                                           ---------           ---------         ---------         ---------         ---------

EXPENSES:
 Cost of paper and printing sales             11,574              10,939             9,857             8,823             7,796
 Cost of franchises sold                         ---                 ---               ---               ---               521
 Selling, general and administrative           6,619               4,290             4,171             5,820             4,880
 Depreciation and amortization                   189                 186               199               247               170
                                           ---------           ---------         ---------         ---------         ---------
                                              18,382              15,415            14,227            14,890            13,367
                                           ---------           ---------         ---------         ---------         ---------

Income from continued operations before
 legal settlement and income taxes             1,267               3,191             2,795               326             1,918
Legal settlement                                 941                 ---               ---               ---               ---
                                           ---------           ---------         ---------         ---------         ---------
Income from continued operations
 before income taxes                           2,208               3,191             2,795               326             1,918
Income tax provision                             837                 690               986                54               404
                                           ---------           ---------         ---------         ---------         ---------
Income from continued operations               1,371               2,501             1,809               272             1,514
Discontinued operations (2):
 Loss from Company owned Franchises
 operated under a plan of disposition, net
 of income tax benefit                          (357)               (327)             (244)             (657)             (373)
                                           ---------           ---------         ---------         ---------         ---------


Net income (loss)                          $   1,014           $   2,174         $   1,565         $    (385)        $   1,141
                                           =========           =========         =========         =========         =========

Earnings (loss) per common share:
Income from continued operations           $     .26           $     .47         $     .35         $     .05         $     .29
Loss from discontinued operations               (.07)               (.06)             (.05)             (.13)             (.07)
                                           ---------           ---------         ---------         ---------         ---------
  Basic                                    $     .19           $     .41         $     .30         $    (.08)        $     .22
                                           =========           =========         =========         =========         =========

Income from continued operations           $     .25           $     .45         $     .32         $     .05         $     .27
Loss from discontinued operations               (.06)               (.06)             (.04)             (.13)             (.07)
                                           ---------           ---------         ---------         ---------         ---------
  Diluted                                  $     .19           $     .39         $     .28         $     (08)        $     .20
                                           =========           =========         =========         =========         =========


Total assets                               $  17,321           $  15,235         $  14,157         $  11,229         $  10,738

Long-term debt                             $     330           $     433         $     539         $     215         $       5

Preferred stock                            $     ---           $      60         $      60         $      60         $     260

Working capital                            $   5,666           $   6,424         $   5,145         $   3,614         $   4,633

Stockholders' equity (1)                   $  13,756           $  12,892         $  11,073         $   9,310         $   9,374

(1) During the five fiscal years ended February 29, 2000, no cash dividends have been declared on the common stock outstanding.
(2) Discontinued operations are discussed in Note 2 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 2000 Compared to Fiscal 1999
-----------------------------------

     Total revenue for fiscal 2000 increased $1,043,000 or 6%. Royalty revenue increased by $38,000 or 1%, and paper and printing sales increased by $1,064,000 or 8%. Revenue growth was attributable to overall sales growth of the BCT Franchises and the addition of a rubber stamp supplies drop ship program in late fiscal 1999. Revenues from the sale of Franchises decreased $60,000, or 69%.

     Cost of paper and printing sales as a percentage of paper and printing sales was 83%, 85% and 84%, respectively, for fiscal 2000, 1999 and 1998. Fluctuations in this percentage result primarily from changes in the sales mix. Selling, general and administrative expenses represented 34%, 23% and 25% of gross revenues in fiscal 2000, 1999 and 1998, respectively. The increase in the fiscal 2000 percentage was due primarily to a $1,725,000 provision for doubtful accounts to provide for the deterioration of the financial condition of several Franchises which have significant receivable balances with the Company. In addition, the increase in fiscal 2000 expenses was due to (i) severance costs in connection with the resignation of the Company's former President and CEO and the Company's Vice President of Marketing of approximately $120,000, (ii) the Company incurred relocation expenses related to the hiring of its new President and CEO, Vice President of Sales and Marketing, a new Vice President of Operations and a Director of National Sales of approximately $200,000, and (iii) additional programming costs related to the development of the Orderprinting.com(TM) technology of approximately $200,000.

     The Company's effective tax rate in fiscal 2000 was significantly higher than fiscal 1999 because in fiscal 1999 the Company reversed the valuation allowance associated with its deferred tax assets.

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

Liquidity and Capital Resources
-------------------------------

     The Company generated cash from continuing operations of $1,791,000 during the fiscal year ended February 29, 2000. The Company employed the cash generated
(i) to make capital expenditures of approximately $262,000, primarily for warehousing equipment and computer hardware, software and leasehold improvements related to a new training center, (ii) to make repurchases of the Company's common stock totalling $206,000, (iii) to fund discontinued operations in the amount of $354,000, and (iv) to make principal payments on debt of $112,000. The remainder of cash generated from operations was retained to fund day to day operations of the business.

     The Company's cash generated from operations was reduced by the Company's continuing commitment to the franchise network in the form of working capital to enhance growth (note financing). Although the Company believes its financial involvement with certain franchisees is necessary, the Company intends to minimize this type of relationship in the future.

     The Company intends to continue to improve its working capital and cash positions during fiscal 2000 by focusing its efforts on cash collections and maintaining current inventory levels. Further, the Company intends to pursue new channels of distribution for its current products using Orderprinting.com(TM) and continue to develop and improve new and existing product offerings.

     The Company believes that internally generated funds will be sufficient to satisfy its working capital and capital expenditure requirements for the foreseeable future; however, there can be no assurance that external financing will not be needed. During fiscal 2000, the Company renewed a $2 million line of credit with a bank. No advances have been made on the line as of May 19, 2000.

Year 2000 Issue
---------------

     The Company has not experienced any material year 2000 problems as of May 19, 2000.

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

     The Company evaluated its installed computer systems, network elements, software applications and other business systems that have time-sensitive programs and developed and implemented a plan to ensure their Year 2000 compliance. The Company believes that its hardware, network and software systems are fully Year 2000 compliant.

     Since the Year 2000 issue may affect the systems and applications of the Company's franchises, customers or suppliers, the Company communicated with its franchises, customers and suppliers to determine their overall Year 2000 readiness. Based upon responses received from its franchises, customers and suppliers, the Company does not anticipate any material adverse impact on its operations as a result of Year 2000 issues. No assurance can be given that the failure by one or more of its major franchises, suppliers or customers to become Year 2000 compliant will not have a material adverse impact on its operations. The cost to the Company of developing and implementing its Year 2000 compliance plan amounted to approximately $45,000.

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


Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          None

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

                                                                                     Date Elected
Name                         Age        Position                                     Or Appointed
----                         ---        --------                                     ------------
William Wilkerson            58         Chairman of the Board                        January 1978

Peter T. Gaughn              44         Chief Executive Officer, President
                                        and Director                                 May 1999

Michael R. Hull              46         Chief Financial Officer, Treasurer
                                        and Secretary                                May 1996

Thomas J. Cassady            78         Director                                     April 1988

Jeff Hewson                   57        Director            October, 1999
Henry A. Johnson              65        Director            February 1975
Bill LeVine                   80        Director            May 1992

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

          Jeff Hewson has over 30 years experience in the manufacture and distribution of office and computer supplies. In 1989 Mr. Hewson became President and Director of United Stationers Inc., a leading wholesale distributor of office and computer-related products. He retired as President of United Stationers at the end of 1995, but stayed on the United Stationers Board of Directors until November 1997. Mr. Hewson was also the master license franchisee for BCT Canada, which he successfully developed to nine (9) franchised plants and sold back to the Company in 1989. Mr. Hewson is currently on the Board of Directors of Ampad, Inc., Dallas, Texas and he is active Chairman of the Board for the Kingfield Heath Company, a leading wholesale distributor of office and computer supplies in the United Kingdom.

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

          Bill LeVine became a Director of the Company in May 1992. Mr. LeVine is the pioneer of the quick printing industry. He founded Postal Instant Press (PIP Printing) in 1967 and served as its Chairman, Chief Executive Officer and President until January 1988. Since that time, he has focused on private investments. Since 1992, Mr. LeVine has been a Director of Fast Frame, Inc. Mr. LeVine has been a Director of Mellon First Business Bank, Los Angeles, California, since 1982, Rentrak Corporation, and California Closets, Inc., San Francisco, California since 1994.

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

Item 11.  Executive Compensation
--------  ----------------------

          (a) Board Compensation Committee Report on Executive Compensation

          The Compensation Committee of the Board of Directors, which is comprised of a majority of non-employee directors, has overall responsibility to review and recommend broad-based compensation plans for executive officers of the Company and its BCT subsidiary to the Board of Directors. One of the members of the Compensation Committee, Mr. LeVine, has invested significant sums of money in the Company. Pursuant to recently adopted rules designed to enhance disclosure of companies' policies toward executive compensation, set forth below is a report submitted by Mr. LeVine in his capacity as the Chairman of the Board's Compensation Committee, addressing the Company's compensation policies for fiscal 2000 as they affected the Company's executive officers generally and Mr. William A. Wilkerson, Chairman of the Board (and Chief Executive Officer until October 1997), and Mr. Peter T. Gaughn, President and Chief Executive Officer of the Company since April 1999, and Mr. James H. Kaufenberg, President and Chief Executive Officer of the Company from October 1997 until his resignation in April 1999.

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

Relationship of Performance Under Compensation Plans

          Compensation paid Messrs. Wilkerson and Gaughn in fiscal 2000, as reflected in the following Tables, consisted of base salary and bonus.

Annual Bonus Arrangements

          The Company's annual bonuses to its executive officers, as indicated above, are based on both objective and subjective performance criteria. Objective criteria include actual versus target annual operating budget performance and actual versus target annual income growth. Target annual income growth and target annual operating budgets utilized for purposes of evaluating annual bonuses are based on business plans which have been approved by the Board of Directors. Subjective performance criteria encompass evaluation of each officer's initiative and contribution to overall corporate performance, the officer's managerial ability, and the officer's performance in any special projects that the officer may have undertaken. Performance under the subjective criteria was determined at the end of fiscal 2000 after informal discussions with other members of the Board.

Mr. Wilkerson's Fiscal 2000 Compensation

          During fiscal 1993, the Compensation Committee approved a seven year employment contract for Mr. Wilkerson for fiscal years beginning in fiscal 1994. All of Mr. Wilkerson's fiscal 2000 compensation was paid pursuant to this contract. In June 1997, Mr. Wilkerson's contract was extended for an additional three year term through fiscal 2003. The agreement calls for minimum annual salary amounts of $300,000 during the employment term. In May 2000, the Compensation Committee increased Mr. Wilkerson's fiscal 2001 minimum annual salary to $315,000.

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

Mr. Gaughn's Fiscal 2000 Compensation

     In May 1999, the Committee approved an employment agreement with Peter T. Gaughn, the President and Chief Executive Officer of the Company. The initial term of the employment agreement is three years, but shall be automatically extended for successive one-year terms unless either party gives notice of its intent not to renew. The agreement calls for minimum annual salary amounts during the initial three year term of $250,000, $262,000 and $276,000. In addition, the agreement provides for incentive compensation based upon pretax income of the Company, which shall not exceed $125,000 in fiscal 2000 and shall not exceed the base salary, thereafter. Additionally, the agreement granted options to purchase 400,000 shares of Common Stock of the Company at $2.25, of which 100,000 vested immediately and the remainder will vest 15% annually over the next five years. Further, the agreement provides for the granting each year of options to purchase shares of the Company's Comm Stock equal to the amount of the incentive compensation for that year divided by the market price of the Company's stock on the day preceding the payment of the incentive compensation. These options shall vest 25% immediately and 15% each year for the five years, thereafter.


Mr. Kaufenberg's Fiscal 2000 Compensation

     During fiscal 1997, the Committee approved the terms of Mr. Kaufenberg's employment. Under the terms of his employment, if Mr. Kaufenberg left the employment of the Company for any reason, he was entitled to receive six months of severance pay. Mr. Kaufenberg resigned in April 1999. Consequently, his severance package was paid and recorded in fiscal 2000. His bonus of $85,000, based on fiscal 1999 performance, was recorded in fiscal 1999.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE COMPANY'S BOARD OF DIRECTORS:

          Bill LeVine         Henry A. Johnson         William Wilkerson

(c)   Compensation Tables

      The following tables set forth the compensation received for services in all capacities to the Company during its fiscal years ended February 29, 2000, February 28, 1999, and 1998, by the executive officers of the Company as to whom the total salary and bonus in the most recent year exceeded $100,000.

                            BCT International, Inc.
                            -----------------------
                           Summary Compensation Table
                           --------------------------
                        Fiscal Years 2000, 1999 and 1998
                        --------------------------------
                                 000's omitted
                                 -------------



                                                                                                          Long-Term
                                       Annual Compensation                                            Compensation Awards
-------------------------------------------------------------------------------------------------------------------------


                                                                                       Form of Payment
                                             Fiscal                                  --------------------
Name                    Position              Year       Salary           Bonus        Cash       Shares      Options
----                    --------              ---        ------           -----        ----       ------      -------
W.A. Wilkerson         Chairman of            2000       $ 312  (1)       $  40        $352         ---          ---
                       the Board              1999       $ 312  (1)       $  75        $387         ---            2   (2)
                                              1998       $ 294  (1)       $  50        $344         ---           70   (3)

P.T. Gaughn            Chief Executive        2000       $ 218  (1)       $  41        $259         ---          400   (4)
                       Officer and
                       President

J.H. Kaufenberg        Chief Executive        2000       $ 113            $ ---        $113         ---          ---
                       Officer and            1999       $ 150  (6)       $  85        $235         ---            2   (2)
                       President  (5)         1998       $ 150  (6)       $ 150        $300         ---          ---


M.R. Hull              Chief Financial        2000       $  96            $  32        $128         ---          ---
                       Officer, Secretary     1999       $  92            $  36        $128         ---          ---
                       and Treasurer          1998       $  88            $  31        $119         ---          ---

(1)  Salary for fiscal 2000, 1999 and 1998 includes a $12 car allowance.
(2)  Options granted in fiscal 1999, all of which immediately vested.
(3)  Options granted in fiscal 1998, all of which immediately vested.
(4) Options granted in fiscal 2000, 25% of which immediately vested and the remainder vesting over five years.
(5) Mr. Kaufenberg resigned as an officer and director of the Company in April 1999. His fiscal 2000 salary includes $24,000 of regular salary, $17,000 of accrued vacation, $2,000 of car allowance and $70,000 of severance payments.
(6)  Salary includes a $10 car allowance.

                            BCT International, Inc.
                            -----------------------
                    Aggregated Option Exercises and Year-End
                    ----------------------------------------
                         Option Values for Fiscal 2000
                         -----------------------------
                                 000's omitted
                                 -------------

                                                                       Number of         Value of
                                                                       Unexercised       In-The-Money
                                                                       Options at        Options at
                                         Shares                        2/29/00 (#)       2/29/00 ($)
                                         Acquired on    Value          Exercisable/      Exercisable/
Name                Position             Exercise #     Realized ($)   Unexercisable     Unexercisable
----                --------             -----------    -----------    --------------    -------------
W.A. Wilkerson      Chairman of
                    the Board                ---         $ ---             331/0           $   45/$0

P.T. Gaughn         Chief Executive
                    Officer and               15         $  16           137/300           $    11/0
                    President

M.R. Hull           Chief Financial          ---         $ ---              15/0           $     2/0
                    Officer, Secretary
                    and Treasurer

                            BCT International, Inc.
                            -----------------------
                       Executive Management Compensation
                       ---------------------------------
                       Option Grants in Fiscal Year 2000
                       ---------------------------------
                                 000's omitted
                                 -------------

                                                                                                      Potential
                                                                                                      Realizable Value
                                                                                                      at Assumed
                                                     % of Total                                       Annual Rates of
                                                     Options                                          Stock Price
                                         Options     Granted to      Exercise       Expiration        Appreciation
Name               Position              Granted     Employees       Price          Date              for Option Term
----               --------              -------     ----------      -----          ----              ---------------
                                                                                                      5%  ($)  10% ($)
P.T. Gaughn        President and Chief
                   Executive Officer      400           80%          $2.25          5/08/09            $564 / $1,436

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management
--------    --------------------------------------------------------------

     The following table sets forth as of May 19, 2000, information with respect to the only persons known to the Company to be beneficial owners of more than 5% of the Company's outstanding Common Stock (excluding treasury stock), as well as the beneficial ownership of all directors and officers of the Company individually and all directors and officers as a group. Based on the information available to the Company, except as set forth in the accompanying footnotes, each person has sole investment and voting power with respect to the shares of common stock indicated. At May 19, 2000, 5,822,208 shares of Common Stock were outstanding.

                                                                   Percent of
                                          Number of Shares        Outstanding
Name                                    Beneficially Owned (1)    Common Stock
----                                    ----------------------    ------------

Certain Beneficial Owners:

Steven N. Bronson                             545,082                9.36%
 B & B Management Group II, Inc.
 16 East 52/nd/ Street, Suite 501
 New York, NY 10022

Officers and Directors:

William A. Wilkerson                        1,323,057  (2)          21.32%
Bill LeVine                                   702,532  (3)          11.91%
Peter T. Gaughn                               219,786  (4)           3.65%
Henry A. Johnson                              159,347  (5)           2.72%
Jeff Hewson                                    55,541  (6)            .95%
Thomas Cassady                                 43,750  (7)            .75%
Michael R. Hull                                18,500  (8)            .32%

Officers and Directors as a group
   (7 persons)                              2,522,513  (9)          38.52%

____________________________________

(1) This column sets forth shares of Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13D-3 of the Securities and Exchange Commission ("SEC").

(2) Includes 336,250 shares covered by currently exercisable stock options and warrants.

(3)  Includes 78,750 shares covered by currently exercisable stock options.

(4)  Includes 203,786 shares covered by currently exercisable stock options.

(5)  Includes 36,250 shares covered by currently exercisable stock options.

(6)  Includes 27,500 shares covered by currently exercisable stock options.

(7)  Includes 15,000 shares covered by currently exercisable stock options.

(8)  Includes 18,000 shares covered by currently exercisable stock options.

(9) Includes 715,536 shares covered by currently exercisable stock options and warrants.

Item 13.    Certain Relationships and Related Transactions
--------    ----------------------------------------------

  In February 1996, a company of which Mr. Wilkerson, the Chairman of the Board, is a 50% shareholder, purchased the Honolulu, Hawaii franchise (the "Hawaii Franchise") for a total purchase price of $400,000 plus accounts receivable and inventory. The purchase price was payable pursuant to a $325,000 promissory note, representing an assumption of the prior franchisee's debt to the Company and a $108,000 promissory note representing the value of the inventory and accounts receivable acquired. The $325,000 note bears interest at 8% per year and requires equal monthly payments of principal and interest for 10 years based on a 15-year amortization, with a balloon payment due at the end of 10 years. The $108,000 note bears interest at 8% per year and is payable in five years pursuant to equal monthly payments of principal and interest. During fiscal 1997, the Company advanced an additional $65,000 to the Hawaii Franchise in exchange for three promissory notes due February 28, 1997 bearing interest of 8% (the "$65,000 notes"). The Hawaii Franchise notes are secured by pledges of substantially all of the assets of the Hawaii Franchise, as well as the personal guarantees of the shareholders.

  The Hawaii Franchise is 45 months behind on payments under the $325,000 note and 45 months behind on payments under the $108,000 note. No payments have been made on the $65,000 notes. Further, the Hawaii Franchise's debt to the Company for paper purchases, royalties and other advances totaling $561,000 is more than 90 days past due as of May 19, 2000. In fiscal 1999, the Company advanced $167,000 to the owners of the Hawaii Franchise as repayment of monies contributed by the owners. Reserves have been recorded on the accounts and notes receivable relating to the Hawaii Franchise.

  The Company has thus far elected not to exercise its contractual rights to declare a default, accelerate the Hawaii Franchise's indebtedness and foreclose its security interest in the Hawaii Franchise's assets. This election has been made in accordance with the Company's policy of working closely with troubled franchisees in an attempt to restore their financial and operating health and of taking legal action to collect debts and repossess assets only when the troubled franchise appears unable to be successfully turned around. In the case of the Hawaii Franchise, which was in very poor financial and operating condition when acquired by Mr. Wilkerson's company, the Company believes that the operating performance of the Hawaii Franchise has improved and that, by continuing its current posture, the Company will maximize the probability of making the Hawaii Franchise a successful franchise contributing to the Company's long-term profitability. In May 2000, in order to further secure his obligations to the Company in connection with the Hawaii Franchise, Mr. Wilkerson pledged 100,000 shares of the Company's Common Stock as collateral for those obligations.

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

  Effective May 8, 1999, the Company entered into a three-year employment agreement with Peter T. Gaughn, its new President and Chief Executive Officer. The agreement provides for a base salary of $250,000 during the first year with minimum 5% salary increases thereafter. In addition, the agreement provides for incentive compensation based upon the Company's pre-tax income, which compensation shall not exceed $125,000 in fiscal 2000 and shall not exceed the base salary thereafter. Additionally, the agreement provides for the grant of options to purchase 400,000 shares of Common Stock at $2.25, of which 100,000 shares vested immediately and the remainder shall vest in annual increments of 60,000 shares over the next five years. In addition, the agreement provides for the granting each year of options to purchase a number of shares of Common Stock equal to the amount of incentive compensation for that fiscal year divided by the market price of the Common Stock on the day preceding the payment of the incentive compensation. These options will vest 25% immediately and 15% each year for five years thereafter.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------    ---------------------------------------------------------------

               (a) Financial Statements and Financial Statement Schedules

                    See index to Financial Statements on page D1

               (b) Reports of Form 8-K

                    No Reports on Form 8-K were filed during the quarter ended February 29, 2000.

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

                    10.5 Employment agreement between the Company and Peter T.
                         Gaughn dated May 8, 1999, as filed with the SEC as
                         exhibit 10.5 to the Company's report on Form 10-K for the fiscal year ended February 28, 1999 is incorporated herein by reference.

                    10.6 Termination agreement between the Company and James H.
                         Kaufenberg dated April 19, 1999, as filed with the SEC as exhibit 10.6 to the Company's report on Form 10-K for the fiscal year ended February 28, 1999 is incorporated herein by reference.

                    10.7 Stock pledge agreement between the Company and William
                         A. Wilkerson dated May 30, 2000.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BCT INTERNATIONAL, INC.
                                                  (Registrant)


     DATE:       May 30, 2000              By: /s/ Peter T. Gaughn
           ------------------------           __________________________________
                                            Peter T. Gaughn
                                            President, Chief Executive Officer
                                            and Director


     DATE:       May 30, 2000              By: /s/ Michael R. Hull
           ------------------------           __________________________________
                                            Michael R. Hull
                                            Vice President, Treasurer &
                                            Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


William Wilkerson                            Henry A. Johnson
-------------------------------------        -----------------------------------
William Wilkerson                            Henry A. Johnson
Chairman of the Board & Director             Director

Date: May 30, 2000                           Date: May 30, 2000


Thomas J. Cassady                            Bill LeVine
-------------------------------------        -----------------------------------
Thomas J. Cassady                            Bill LeVine
Director                                     Director

Date: May 30, 2000                           Date: May 30, 2000


Jeff Hewson                                  Peter T. Gaughn
-------------------------------------        -----------------------------------
Jeff Hewson                                  Peter T. Gaughn
Director                                     Director

Date: May 30, 2000                           Date: May 30, 2000

                            BCT INTERNATIONAL, INC.
                            -----------------------

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
           --------------------------------------------------------

Financial Statements:                                                                          Page Numbers
--------------------                                                                           ------------
 Report of Independent Certified Public Accountants                                            D-2

 Consolidated Balance Sheets at February 29, 2000 and February 28, 1999                        D-3

 Consolidated Statements of Operations for the three fiscal years ended February 29, 2000      D-4

 Consolidated Statements of Changes in Stockholders' Equity
     for the three fiscal years ended February 29, 2000                                        D-5

 Consolidated Statements of Cash Flows for the three fiscal years ended February 29, 2000      D-6 to D-7

 Notes to Consolidated Financial Statements                                                    D-8 to D-20

Schedules:
---------

 For the fiscal years ended February 29, 2000, February 28, 1999 and 1998:

 II  Valuation and Qualifying Accounts                                                         D-21

 X   Supplementary Income Statement Information                                                D-22

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

              Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of BCT International, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BCT International, Inc. and its subsidiaries at February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
May 30, 2000

BCT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
000's omitted, except share amounts
                                                                        February 29, 2000       February 28, 1999
                                                                        -----------------       -----------------

     ASSETS
     ------
Current Assets:
 Cash and cash equivalents                                                    $     1,906             $     1,143
 Accounts and notes receivable, net                                                 3,293                   3,252
 Inventory, net                                                                     2,359                   2,122
    Assets held for sale                                                              268                   1,082
 Prepaid expense and other current assets                                             140                     199
    Deferred income taxes                                                             482                     476
                                                                              -----------             -----------
   Total current assets                                                             8,448                   8,274

Accounts and notes receivable, net                                                  7,275                   5,881
Property and equipment at cost, net                                                   529                     460
Deferred income taxes                                                                 722                     246
Deposits and other assets                                                              89                      90
Trademark and other intangible assets, net                                            258                     284
                                                                              -----------             -----------
   Total assets                                                               $    17,321             $    15,235
                                                                              ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable                                                             $     1,111             $       844
 Notes payable                                                                        104                     113
 Accrued liabilities                                                                1,349                     753
 Deferred revenue current                                                             218                     140
                                                                              -----------             -----------
   Total current liabilities                                                        2,782                   1,850
Deferred revenue                                                                      453                     ---
Notes payable, less current maturities                                                330                     433
                                                                              -----------             -----------
   Total liabilities                                                                3,565                   2,283
                                                                              -----------             -----------
Commitments and contingencies (Note 11)                                               ---                     ---
                                                                              -----------             -----------
Preferred stock, Series A, 12% cumulative, $1 par value,
 mandatorily redeemable, 810 shares authorized, 60 shares
 issued and outstanding in 1999                                                       ---                      60
                                                                              -----------             -----------

Stockholders' equity:
 Common stock, $.04 par value, authorized 25,000,
  5,822 shares (5,753 shares in 1999) issued and outstanding                          233                     230
 Paid in capital                                                                   12,597                  12,506
 Retained earnings                                                                  2,334                   1,322
                                                                              -----------             -----------
                                                                                   15,164                  14,058
Less:   Treasury stock, at cost 591 shares, (496 shares in 1999)                   (1,408)                 (1,166)
                                                                              -----------             -----------
        Total stockholders' equity                                                 13,756                  12,892
                                                                              -----------             -----------
        Total liabilities and stockholders' equity                            $    17,321             $    15,235
                                                                              ===========             ===========

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
        (000's omitted, except per share data)

                                                              For the              For the             For the
                                                          Fiscal year ended     Fiscal year ended   Fiscal year ended
                                                          February 29, 2000     February 28, 1999   February 28, 1998
                                                          -----------------     -----------------   -----------------
Revenues:
 Royalties and Franchise fees                                 $     5,394          $    5,356          $    4,921
 Paper and printing sales                                          13,881              12,817              11,734
 Sales of franchises                                                   27                  87                  44
 Interest and other income                                            347                 346                 323
                                                              -----------          ----------          ----------
                                                                   19,649              18,606              17,022
                                                              -----------          ----------          ----------
Expenses:
 Cost of paper and printing sales                                  11,574              10,939               9,857
    Selling, general and
  administrative                                                    6,619               4,290               4,171
 Depreciation and amortization                                        189                 186                 199
                                                              -----------          ----------          ----------
                                                                   18,382              15,415              14,227
                                                              -----------          ----------          ----------

Income from continued operations before legal
 settlement and income taxes                                        1,267               3,191               2,795
Legal settlement                                                      941                 ---                 ---
                                                              -----------          ----------          ----------
Income from continued operations before income taxes                2,208               3,191               2,795
Income tax provision                                                  837                 690                 986
                                                              -----------          ----------          ----------
Income from continued operations                                    1,371               2,501               1,809

Discontinued operations:
 Loss from Company owned Franchises
 operated under a plan of disposition, net of
 tax benefit of $217, $130 and $133, respectively                    (357)               (327)               (244)
                                                              -----------          ----------          ----------

Net income                                                    $     1,014          $    2,174          $    1,565
                                                              ===========          ==========          ==========

Net income per common share

Income from continued operations                              $       .26          $      .47          $      .35
Loss from discontinued operations                                    (.07)               (.06)               (.05)
                                                              -----------          ----------          ----------
  Basic                                                       $       .19          $      .41          $      .30
                                                              ===========          ==========          ==========

Income from continued operations                              $       .25          $      .45          $      .32
Loss from discontinued operations                                    (.06)               (.06)               (.04)
                                                              -----------          ----------          ----------
  Diluted                                                     $       .19          $      .39          $      .28
                                                              ===========          ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  (000's omitted)

                                                                                            Retained
                                                     Common Stock                           Earnings
                                                  ---------------------
                                                  Number of      Par           Paid In    (Accumulated     Treasury
                                                    Shares       Value         Capital      Deficit)         Stock       Total
                                                 -------------------------------------------------------------------------------
Balance February 28, 1997                            5,410    $   216       $  12,056       $ (2,403)      $  (559)     $  9,310

Exercise of stock options                              163          7             198            ---           ---           205

Dividends on convertible
  preferred stock                                      ---        ---             ---             (7)          ---            (7)

Net income                                                                                     1,565                       1,565
                                                   -------    -------       ---------       --------       -------      --------

Balance February 28, 1998                            5,573        223          12,254           (845)         (559)       11,073

Treasury stock purchases                               ---        ---             ---            ---          (571)         (571)

Exercise of warrants                                   176          7             240            ---           ---           247

Other changes                                            4        ---              12            ---           (36)          (24)

Dividends on convertible preferred stock               ---        ---             ---             (7)          ---            (7)

Net income                                             ---        ---             ---          2,174           ---         2,174
                                                   -------    -------       ---------       --------       -------      --------

Balance February 28, 1999                            5,753        230          12,506          1,322        (1,166)       12,892

Exercise of options                                     28          1              33            ---           ---            34

Treasury stock purchases                               ---        ---             ---            ---          (206)         (206)

Conversion of preferred stock                           41          2              58            ---           ---            60

Other changes                                          ---        ---             ---             (2)          (36)          (38)

Net income                                             ---        ---             ---          1,014           ---         1,014
                                                   -------    -------       ---------       --------       -------      --------

Balance February 29, 2000                            5,822    $   233       $  12,597       $  2,334       $(1,408)     $ 13,756
                                                   =======    =======       =========       ========       =======      ========

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
        (000's omitted)

                                                                 For the              For the              For the
                                                            Fiscal year ended    Fiscal year ended     Fiscal year ended
                                                            February 29, 2000    February 28, 1999     February 28, 1998
                                                            -----------------    -----------------     -----------------
Cash flows from operating activities:
 Net income                                                 $      1,014           $     2,174           $     1,565
 Plus loss from discontinued operations                              357                   327                   244
                                                            ------------           -----------           -----------
 Income from continuing operations                                 1,371                 2,501                 1,809
 Adjustments to reconcile income from continuing
  operations to net cash provided by
   operating activities:
 Deferred income taxes                                              (482)                  411                   748
 Depreciation and amortization                                       189                   186                   199
 Provision for doubtful accounts                                   1,725                   350                   109
 Provision for inventory obsolescence                                 76                   145                    50
 Other adjustments                                                    31                    31                    31
Changes in assets and liabilities:
 Accounts and notes receivable                                    (2,115)               (1,375)               (2,552)
 Inventory                                                           (85)                   87                    (5)
 Prepaid expenses and other  current assets                           59                   (39)                  (94)
 Accounts payable                                                    267                  (420)                  288
 Deferred revenue                                                    159                   (28)                   67
 Accrued liabilities                                                 596                   (24)                  486
                                                            ------------           -----------           -----------
Net cash provided by continuing operations                         1,791                 1,825                 1,136
Net cash used by discontinued operations                            (354)                 (812)                 (301)
                                                            ------------           -----------           -----------
Net cash provided by operating activities                          1,437                 1,013                   835
                                                            ------------           -----------           -----------

Cash flows from investing activities:
 Capital expenditures for property and equipment                    (262)                  (82)                  (88)
 Discontinued operations                                             (90)                 (312)                 (195)
                                                            ------------           -----------           -----------
Net cash (used by) investing activities                             (352)                 (394)                 (283)
                                                            ------------           -----------           -----------
Cash flows from financing activities:
 Treasury stock purchases and other                                 (242)                 (607)                  ---
 Dividend on Series A Preferred Stock                                 (2)                   (7)                   (7)
 Exercise of stock options and warrants                               34                   247                   205
 Repayments on borrowings                                           (112)                  (98)                  (75)
                                                            ------------           -----------           -----------
Net cash provided by (used by) financing activities                 (322)                 (465)                  123
                                                            ------------           -----------           -----------
Net increase in cash and cash equivalents                            763                   154                   675
 Cash and cash equivalents at beginning of year                    1,143                   989                   314
                                                            ------------           -----------           -----------
 Cash and cash equivalents at end of year                   $      1,906           $     1,143           $       989
                                                            ============           ===========           ===========
Supplemental disclosures:
-------------------------
Interest paid during the year                               $         48           $        57           $        42
                                                            ============           ===========           ===========
Income taxes paid during the year                           $        725           $       200           $         9
                                                            ============           ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
           (000's omitted)


Noncash activities:
------------------

In fiscal 2000, the Company took notes receivable amounting to $550 and $495, respectively, in connection with the sales of the Delray Beach, Florida and Louisville, Kentucky Company owned franchises.

In fiscal 1999, the Company exchanged accounts and notes receivable amounting to $485 in connection with the purchase of the Merrimack, New Hampshire franchise.

In fiscal 1998, the Company acquired an independent thermography business in exchange for cash and a $455 note payable and sold the business to two franchises in exchange for notes receivable of $505.

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



The accompanying notes are an integral part of these consolidated financial statements

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (000's omitted, except per share data)



NOTE 1:  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------  -------------------------------------------------------

Business

     BCT International, Inc. (the "Company"), franchises wholesale thermography printing Franchises through its wholly-owned subsidiary, Business Cards Tomorrow, Inc. (BCT), for which it receives initial franchise fees and continuing royalties. BCT Franchises are located in 38 states, Canada and Argentina.

     As of February 29, 2000, BCT directly owns one franchise which is held for sale. At February 28, 1999 and 1998, BCT, through its wholly-owned subsidiary BCT Enterprises, Inc. owned two franchises and directly owned one franchise. BCT's ownership interest in one of the Company owned franchises was 70%. The Company adopted a plan of disposition for its three Company owned franchises effective February 28, 1999 and accordingly the results of operations of these franchises are presented as discontinued operations. The Company also sells paper stock and catalogs to franchisees and Company owned franchises.

Principles of Consolidation and Discontinued Operations

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its 70% owned subsidiary. All significant intercompany transactions have been eliminated. The net assets of the Company owned franchises are reflected in assets held for sale as it is the Company's intent to sell these franchises. The results of operations of the Company owned franchises, including the estimated losses through the dates of disposition, are included in discontinued operations.

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

Fair Value of Financial Instruments

   The carrying amount of cash and cash equivalents, accounts and notes receivable (net of the allowance for doubtful accounts), accounts payable and notes payable approximate fair value as of February 29, 2000 and February 28, 1999.

Inventory

     Inventory, consisting primarily of paper products, printing supplies and catalogs for sale to franchisees or the franchises, is stated at the lower of cost (first in, first out method) or market. As of February 29, 2000 and February 28, 1999, the allowance for obsolete inventory was $74 and $226, respectively.

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

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)


Acquisitions of Franchises

   All acquisitions of Company owned franchises have been accounted for as purchases. Operations of the businesses acquired have been included in the accompanying consolidated statements of operations from their respective dates of acquisition. The Company acquired one Franchise in fiscal 1999, and acquired and resold one franchise in fiscal 1998. (See Note 2).

Assets Held for Sale

   Assets held for sale, which consist primarily of Company owned franchises held for sale, are carried at the lower of cost or market value.

Trademark and Other Intangible Assets

   The trademark is amortized using the straight-line method over 17 years. Intangible assets consist of the excess of purchase price over the fair value of the net assets acquired relating primarily to the acquisition of the Canadian franchise rights in fiscal 1994. The amortization period for the Canadian franchise rights is 19 years, which represented the remaining life of the franchise agreement acquired. As of February 29, 2000 and February 28, 1999, accumulated amortization of intangible assets amounted to $458 and $432, respectively.

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

Continuing Franchise Royalties, Paper and Printing Revenues

     Continuing franchise royalties and paper and printing revenues are recognized monthly when earned. Collectibility of these revenues is assessed on a regular basis. The allowance for doubtful accounts is established through a provision for losses charged to selling, general and administrative expense. Accounts receivable are charged off against the allowance for doubtful accounts when management believes that collectibility is unlikely. Management believes the allowance will be adequate to absorb possible losses in existing accounts and notes receivable that may become uncollectible. Certain franchise royalties are recorded on a cash basis when collection is determined by management to be uncertain. In fiscal 2000, $96 of royalties were not recorded as revenue due to uncertainty of collection.

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

Segment Reporting

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segment of an Enterprise and Related Information". SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires information about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

Earnings Per Common Share

     Basic earnings per share equals net income available to common stockholders divided by the number of weighted average common shares. Diluted earnings per share includes potentially dilutive securities such as stock options, warrants and convertible securities.

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is illustrated below:

Basic Computation:
                                          2000      1999       1998
                                         ------    ------     ------
Income from continued operations         $1,371    $2,501     $1,809
Loss from discontinued operations         ( 357     ( 327)     ( 244)
                                         ------    ------     ------
Net income                                1,014     2,174      1,565
Preferred stock dividend                  (   2)    (   7)     (   7)
                                         ------    ------     ------
Basic earnings                           $1,012    $2,167     $1,558
                                         ======    ======     ======
Weighted average common shares            5,257     5,323      5,230
                                         ======    ======     ======

Diluted Computation:
                                           2000      1999       1998
                                         ------    ------     ------
Income from continued operations         $1,371    $2,501     $1,809
Loss from discontinued operations         ( 357     ( 327)     ( 244)
                                         ------    ------     ------
Net income                                1,014     2,174      1,565
Preferred stock dividend                  (   2)    (   7)     (   7)
                                         ------    ------     ------
Diluted earnings                         $1,012    $2,167     $1,558
                                         ======    ======     ======
Weighted average common shares            5,257     5,323      5,230
Effect of stock options and warrants        301       273        310
                                         ------    ------     ------
Weighted average common shares            5,388     5,596      5,540
                                         ======    ======     ======


BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)


Cash and Cash Equivalents

     For the purposes of reporting cash flows, cash and cash equivalents include investments with original maturities of ninety days or less at purchase date.

Presentation and Reclassification

     All dollar and share amounts, except amounts related to per share data, are expressed in thousands of dollars. Certain items in the 1999 and 1998 consolidated financial statements have been reclassified for comparative purposes.


NOTE 2: DISCONTINUED OPERATIONS
------- -----------------------

   On February 28, 1999, the Company's Board of Directors approved a decision to discontinue the operations comprising its Company owned franchises. The Company owned franchises include the 100% owned franchises in Delray Beach, Florida and Merrimack, New Hampshire and the 70% owned franchise in Louisville, Kentucky. During fiscal 2000 the Company sold the Delray Beach and Louisville franchises. Both transactions include the Company taking promissory notes equal to the respective sales price. Gains, if any, will be recognized over the life of the promissory notes as payments are received. As of May 30, 2000, the Company has entered into a non-binding letter of intent for the sale of the Merrimack, New Hampshire Franchise. The $357 loss from discontinued operations for fiscal 2000 is net of a $217 income tax benefit generated by the loss and includes $121 of anticipated losses to be incurred by the Merrimack, New Hampshire Franchise through its disposition in fiscal 2001 and the anticipated loss on the sale of $136 and additional costs of the sale of $53.

The $327 loss from discontinued operations for the year ended February 28, 1999 is net of a $130 income tax benefit generated by the loss, and included $89 of anticipated losses to be incurred by the Merrimack, New Hampshire franchise in fiscal 2000. The fiscal 1998 results of operations have been reclassified for the Company owned franchises designated as discontinued operations in fiscal 1999.

Sales from these discontinued operations were $1,431, $2,643 and $2,383 for the years ended February 29, 2000, February 28, 1999 and 1998, respectively.

The components of net assets of discontinued operations included in the consolidated balance sheets at February 29, 2000 and February 28, 1999 are as follows:


                                  2000      1999
                                  ----      ----

Cash                             $   10    $   51

Accounts receivables                120       252

Inventories                          27       108

Property and equipment              165       413

Other                               211       511

Accounts payable and
 accrued liabilities             (  265)   (  253)
                                 ------    ------
                                 $  268    $1,082
                                 ======    ======

NOTE 3: ACCOUNTS AND NOTES RECEIVABLE
------- -----------------------------

   Accounts and notes receivable consist of the following:

                                               February 29,    February 28,
                                                  2000            1999
                                               -----------     -----------
     Franchise fees and royalties
      receivable                                $  1,653         $  1,233

     Paper sales receivable
      from franchisees                             4,885            3,644

     Notes receivable from sale of
      franchises, interest at 7%
      to 12%, due in monthly
      installments through 2014                    2,797            1,535

     Notes receivable due from franchisees,
      interest at 8% to 12%, payable
      in monthly installments through 2009         3,333            3,771

     Other                                           354              253
                                                --------         --------
                                                  13,022           10,436

     Less - allowance for doubtful accounts     (  2,454)        (  1,303)
                                                --------         --------
                                                  10,568            9,133

     Less - amounts not expected to
      be collected within one year,
      net of $2,299 allowance
      for doubtful accounts
      ($1,096 in 1999)                          (  7,275)          (5,881)
                                                --------         --------
                                                $  3,293         $  3,252
                                                ========         ========

     In the normal course of business, to meet the financing needs of its franchisees, the Company extends credit to its franchisees throughout the United States and Canada. Although the Company has a diversified receivable portfolio, a substantial portion of the franchisees' ability to honor their commitments to the Company is reliant upon the economic stability of the market in the franchisee's particular geographic area. The Company's exposure to loss in the event of nonperformance by the franchisees is represented by the contractual amount of the accounts and notes receivables and the franchise equipment leases guaranteed by the Company (see Note 11). The Company controls the credit risk of its receivables through credit approvals, limits and monitoring procedures. The Company generally requires collateral or other security to support the receivables with credit risk.

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)

   At February 29, 2000, approximately $4,117 ($2,053 in 1999) of accounts and notes receivable, although currently due, are classified long term, based upon historic payment performance of the franchisees. A significant portion of the allowance for doubtful accounts relates to these accounts and notes receivable.

     At February 29, 2000, $485 ($485 in 1999) of notes receivable, with an 8% interest rate per annum are related to the purchase of a franchise by South Pacific Wholesale Printers, Inc. The Chairman of the Board of the Company owns 50% of South Pacific Wholesale Printers, Inc. Accounts receivable for paper and royalties from this franchise as of February 29, 2000, amounted to $404 ($245 in 1999). Reserves have been recorded on the receivables relating to this franchise. Revenues from the Hawaii franchise amounted to $194 in fiscal 2000 ($154 in fiscal 1999 and $167 in fiscal 1998). In order to further secure his obligations to the Company in connection with the Hawaii Franchise, The Chairman of the Board of the Company pledged 100,000 shares of the Company's Common Stock as collateral for these obligations.

   Provision for doubtful accounts for the years ended February 29, 2000, February 28, 1999 and 1998, was approximately $1,725 ($1,000 which was recorded in the fourth quarter of fiscal 2000), $350 and $109, respectively.

     Interest income is recognized on accounts and notes receivable when it is received.

NOTE 4:  PROPERTY AND EQUIPMENT
------   ----------------------

     Major classifications of property and equipment are as follows:

                                                                                               Estimated
                                                       February 29,       February 28,       useful lives
                                                           2000              1999             (in years)
                                                       ------------       ------------        ---------
Leasehold improvements                                   $    136            $   78             5 - 7
Machinery and equipment                                       461               358            3 - 20
Furniture, fixtures and other equipment                       220               196            5 - 10
Computers                                                     729               727                 5
Other                                                          87                83             3 - 5
                                                         --------            ------
                                                            1,633             1,442
Less - accumulated depreciation and amortization         (  1,104)           (  982)
                                                         --------            ------
                                                         $    529            $  460
                                                         ========            ======

NOTE 5: SALES AND ACQUISITIONS
------- ----------------------

   On August 1, 1999, the Company sold its 70% ownership in the Louisville, Kentucky Company owned Franchise in exchange for a $495, fifteen-year promissory note bearing interest which escalates to 9%. No gain was recognized on the sale. The Company has included the results of operations of the Louisville, Kentucky Company owned Franchise prior to the sale, income of $34, as discontinued operations in the consolidated statement of operations for fiscal 2000.

   On May 14, 1999, the Company sold the Delray Beach, Florida Company owned franchise in exchange for a $550, ten-year promissory note bearing interest of 7.5%. In addition, the Company expects to receive approximately $58 for accounts receivable. The transaction resulted in deferred revenue of approximately $423, which will be recognized over the life of the promissory note beginning in fiscal 2000. The Company has included the results of operations of the Delray Beach Company owned Franchise prior to the sale, a loss of $107, as discontinued operations in the consolidated statement of operations for fiscal 2000.

   On September 28, 1998, the Company executed an asset purchase agreement whereby it acquired certain assets of the BCT franchise in Merrimack, New Hampshire (the "Merrimack Franchise") in exchange for cash and notes and accounts receivable due the Company amounting to approximately $737. The Company has included the results of operations of the Merrimack Franchise since the acquisition, a loss of $521, including $210 of anticipated future losses to the date of disposition, as discontinued operations in the consolidated statement of operations for fiscal 2000 and 1999. The net assets of the Merrimack Franchise are included in assets held for sale in the accompanying consolidated balance sheets as it is management's intent to resell the Merrimack Franchise. Prior to the acquisition, the Company wrote off against the allowance for doubtful accounts, $237 of receivables due from the Merrimack Franchise. As a result, the initial net asset value for the Merrimack Franchise was $500. As of February 29, 2000, the Company wrote down the carrying amount of this franchise to approximately $250,000. The resulting charge to earnings of $135,000 is included as discontinued operations in the accompanying consolidated statement of operations.

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)

   On July 15, 1997, the Company purchased certain assets of an independent thermography business in exchange for a payment of $120 and a note payable of $455. The assets consisted of certain equipment, the customer list and a non-compete agreement from the owners of the business. The Company resold certain of the assets acquired to two of the franchises in exchange for cash and notes amounting to $535.

   On March 1, 1997, the Company acquired certain assets of the Boston, Massachusetts franchise (the "Boston Franchise") for $75 cash and forgiveness of all amounts owed the Company (approximately $380). This acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired based upon the estimated fair values at the date of acquisition. The purchase price associated with the acquisition was recorded as an asset held for sale as it was the Company's intent to resell this Franchise. The operating results of this business acquisition were included in the Company's consolidated results of operations from March 1, 1997. On August 1, 1997, the Company resold the Boston Franchise to two existing franchises in exchange for promissory notes amounting to $498. On September 28, 1998, the Company purchased the assets of one of the franchises, the Merrimack, New Hampshire franchise.

NOTE 6:   NOTES PAYABLE
-------   -------------

    Notes payable consist of the following:

                                                            February 29,         February 28,
                                                                2000                 1999
                                                            -------------        ------------
Note payable to prior owner of Company owned
 franchise, monthly principal and interest payments
 of $2, interest at 8% per annum, through August 2004        $        83         $         98

Notes payable relating to acquisitions, monthly
 payments of principal and interest of 8%                            351                  448
                                                             -----------         ------------
                                                                     434                  546
Less  -  current maturities                                         (104)                (113)
                                                             -----------         ------------
                                                             $       330         $        433
                                                             ===========         ============

         Scheduled maturities after February 29, 2000 for notes payable are as follows:

                    Fiscal               Amount
                     Year                Payable
                     ----                -------
                     2001                $   104
                     2002                     93
                     2003                     92
                     2004                     98
                     2005                     47
                                         -------
                                         $   434
                                         =======

     In September 1999, the Company renewed a $2 million line of credit with a bank. The line of credit is collateralized by receivables and inventory and bears interest at prime +.25%, interest is payable monthly. As of February 29, 2000, no advances have been made on this line.

NOTE 7:   PREFERRED STOCK
-------   ---------------

     Dividends on preferred stock are cumulative and accrue from the date of original issue at a 12% rate per annum, payable quarterly on the first day of each January, April, July and October. Dividends in arrears are non-interest bearing. Dividends must either be fully paid or declared and aggregated for payment prior to the declaration of dividends on the common shares. The Series A preferred stock is non-voting, except as it relates to any action affecting the terms of the priority of the preferred stock.

     Upon the event of a voluntary or involuntary liquidation, the holders of the Series A preferred stock will be entitled to receive $1.00 per share plus all accrued and unpaid dividends. The Series A preferred stock is convertible into common stock at a

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)

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

  On January 21, 1997 and May 1, 1999, 200 and 60 shares of Series A preferred stock were voluntarily converted into 135 and 41 shares of common stock, respectively. As such, as of May 1, 1999, no Series A preferred stock remained outstanding.


NOTE 8:  STOCKHOLDERS' EQUITY
-------  --------------------

Warrants
--------

     As of February 28, 1998, there were outstanding warrants for the purchase of 508 shares of common stock. During fiscal 1999, 308 warrants were exercised, 200 warrants expired. Of the 308 warrants exercised, 187 were exercised in exchange for 55 shares of common stock. The remainder were exercised for cash. No warrants were granted during fiscal 2000 and 1999.

Stock Options
-------------

A summary of stock option activity is as follows (share amounts in 000's):

                                    Fiscal 2000               Fiscal 1999                Fiscal 1998
                              ----------------------     ----------------------     ----------------------
                                            Weighted                   Weighted                   Weighted
                                             Average                    Average                    Average
                                            Exercise                   Exercise                   Exercise
                              Shares          Price      Shares          Price      Shares          Price
                              ------          -----      ------          -----      ------          -----
Outstanding at beginning
  of year                      1,136         $  2.01      1,202         $  2.76      1,318         $  2.64

 Granted                         500            2.26        737            1.87         95            2.85
 Exercised                      (129)           1.83        (85)           2.20       (163)           1.26
 Cancelled                        (9)           1.87        (12)           3.00        (37)           1.37
 Expired                        (201)           3.03       (706)           3.10        (11)           1.45
                             -------                    -------

Outstanding at end
  of year                      1,297         $  2.07      1,136         $  2.01      1,202         $  2.76
                             =======         =======    =======         =======     ======         =======

Exercisable at end
  of year                        937         $  2.07      1,014         $  2.05        992         $  2.74
                             =======         =======    =======         =======     ======         =======

Weighted average
 fair value of
 options granted
 during the year                             $  1.05                    $  1.45                    $  1.80
                                             =======                    =======                    =======

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)



A summary of stock options outstanding at February 29, 2000 is as follows (share amounts in 000's):

                                    Options Outstanding                             Options Exercisable
                        ---------------------------------------------           ---------------------------

                         Number               Weighted          Weighted           Number              Weighted
Range of               Outstanding             Average          Average          Exercisable           Average
Exercise                   at                 Remaining         Exercise             at                Exercise
Prices              February 29, 2000      Life (in years)       Price        February 29, 2000         Price
------              -----------------      ---------------       -----        -----------------         -----

$1.25 to $1.88             687                   4.3             $1.74               687                $1.74
$2.12 to $3.13             520                   4.2             $2.27               160                $2.26
$3.38 to $5.00              90                   1.7             $3.49                90                $3.49
                         -----                                                      ----
                         1,297                                                       937
                         =====                                                      ====

   Pro forma information regarding net income and net income per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and has been determined as if the Company had accounted for stock options using the fair value method of that statement.

                                          Year Ended            Year Ended              Year Ended
                                         February 29,          February 28,            February 28,
                                             2000                  1999                    1998
                                         ------------          ------------            ------------
Net income:
 As reported                                 $  1,014              $  2,174                  $1,565
                                             ========              ========               =========
 Pro forma                                   $    846              $  2,042                  $1,287
                                             ========              ========               =========

Net income per share:
 As reported                    Basic        $    .19              $    .41                    $.30
                                             ========              ========               =========
                                Diluted      $    .19              $    .39                    $.28
                                             ========              ========               =========
 Pro forma                       Basic       $    .16              $    .38                    $.25
                                             ========              ========               =========
                                Diluted      $    .16              $    .36                    $.23
                                             ========              ========               =========

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of 0%, expected volatility from 42.7% to 47%, a risk free interest rate of from 6.0% to 6.5% and weighted average expected option term of 3.8 years.

NOTE 9:   LEGAL SETTLEMENT
------    ----------------

     In accordance with a settlement agreement related to litigation brought against a former Franchise Owner, the Company received $1 million in June 1999. This amount included reimbursement of approximately $59 of accounts receivable which were previously reserved.

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)


NOTE 10:   INCOME TAXES
--------   ------------

     The components of the provision for (benefit from) income taxes for the years ended February 29, 2000, February 28, 1999 and 1998 are as follows:

                                                              2000                1999              1998
                                                             ------              ------           -------
Current Provision:
 Federal                                                     $1,250              $  221           $   187
 State                                                           69                  58                51
                                                             ------              ------           -------
Total current                                                 1,319                 279               238

Deferred provision (benefit)                                   (482)                411               748
                                                             ------              ------           -------

Income tax provision from continued operations                  837                 690               986
Income tax benefit from discontinued operations                (217)               (130)             (133)
                                                             ------              ------           -------
                                                             $  620              $  560           $   853
                                                             ======              ======           =======

  The Company's deferred income taxes are comprised of the following:

                                                          February 29, 2000       February 28, 1999   February 29, 1998
                                                          -----------------       -----------------   -----------------
  Deferred income taxes - current:
   Bad debt reserve                                            $   60                  $  193             $   140
   Net operating loss carryovers                                  ---                     ---                 833
   Capitalization of inventory cost                               172                     139                 293
   Accrued losses on discontinued
    operations                                                    121                     ---                 ---
   Inventory reserves                                              29                      88                  41
   Other                                                          100                      56                  56
                                                               ------                  ------             -------
                                                                  482                     476               1,363

  Valuation allowance                                             ---                     ---                (444)
                                                               ------                  ------             -------

  Deferred income taxes - current                              $  482                  $  476             $   919
                                                               ======                  ======             =======

  Deferred income taxes - non-current:
   Bad debt reserve                                            $  897                  $  193             $   329
   Net operating loss carryovers                                  203                     203                 203
   Other                                                          ---                     123                 100
                                                               ------                  ------             -------
                                                                1,100                     519                 632

  Valuation allowance                                            (203)                   (203)               (306)

  Deferred tax liabilities - non-current:
   Fixed assets and assets held for sale                         (175)                    (70)               (112)
                                                               ------                  ------             -------

  Deferred income taxes - non-current                          $  722                  $  246             $   214
                                                               ------                  ======             =======

  Deferred income taxes - total                                $1,204                  $  722             $ 1,133
                                                               ======                  ======             =======

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)


     Net operating loss carryforwards for Federal income tax purposes total approximately $539 at February 29, 2000, all of which will expire in 2005 and include certain limitations.

     During fiscal 1999, the Company reduced the valuation allowance by $547 due to profitable operations. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of deferred tax asset considered realizable, could be reduced in the near term if estimates of future taxable income are reduced.

     The difference between the statutory and effective tax rates are as follows:

                                             2000                        1999                      1998
                                            -----                       -----                      -----
                                       Amount     Rate            Amount      Rate           Amount     Rate
                                       -----      ----            -------     -----          ------     ----
Tax provision at statutory rate        $ 556        34%            $ 930         34%         $ 841        34%
State income tax, net
 federal benefit                          46         3                38          2             34         1
Alternative minimum tax                  ---       ---               ---        ---             54         2
Decrease in Federal and state
 valuation allowance                     ---       ---              (547)       (20)           (56)       (2)
Other                                     18         1               139          4            (20)      ---
                                       -----     -----             -----      -----          -----     -----
                                       $ 620        38%            $ 560         20%         $ 853       (35%)
                                       =====     =====             =====      =====          =====     =====

NOTE 11:   COMMITMENTS AND CONTINGENCIES
--------   -----------------------------

  The Company's corporate offices, Company owned franchise locations, Wisconsin warehouse facility and office equipment are leased under noncancellable lease agreements. The leases initially expire at various dates through 2005. There are provisions in the leases for rent increases based on cost of living increases under certain conditions.

     The following are the approximate minimum annual noncancellable rentals to be paid under the provisions of the leases, including the Company owned franchise classified as assets held for sale:

                         Fiscal Year         Lease Commitments
                         -----------         -----------------
                            2001                    $311
                            2002                     261
                            2003                     195
                            2004                     117
                            2005                     107
                                                    ----
                                                    $991
                                                    ====

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              (000's omitted)

Rental expense amounted to the following approximate amounts for the corresponding periods:

                         For the year ended              Amount
                         ------------------              ------

                          February 29, 2000               $ 178
                          February 28, 1999               $ 206
                          February 28, 1998               $ 234


     At February 29, 2000, the Company has guaranteed the payment of equipment lease obligations and promissory note obligations for certain of its franchisees for an aggregate amount of approximately $575.

     In March 1993, the Company entered into an employment agreement with the Chairman of the Board. The term of the employment contract is seven years. The agreement calls for minimum annual salary amounts during the term of this contract of $300. In June 1997, the employment agreement was extended for an additional 3 years at an annual salary of $300 through February 28, 2003. In May 2000, the compensation committee of the Board of Directors approved a 5% increase in the minimum salary to $315 for the duration of the agreement.

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

     In May 1999, the Company executed an employment agreement with the President and Chief Executive Officer of the Company. The initial term of the employment agreement is three years, but shall be automatically extended for successive one-year terms unless either party gives notice of its intent not to renew. The agreement calls for minimum annual salary amounts during the initial three year term of $250, $262 and $276. In addition, the agreement provides for incentive compensation based upon pretax income of the Company, which shall not exceed $125 in fiscal 2000 and shall not exceed the base salary, thereafter. Additionally, the agreement granted options to purchase 400 shares of Common Stock of the Company at $2.25, of which 100 vested immediately and the remainder will vest 15% annually over the next 5 years. Further, the agreement provides for the granting each year of options to purchase shares of the Company's Common Stock equal to the amount of the incentive compensation for that year divided by the market price of the Company's stock on the day preceding the payment of the incentive compensation. These options shall vest 25% immediately and 15% each year for the five years, thereafter.

NOTE 12: SEGMENT INFORMATION
-------  -------------------

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

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           (000's omitted)

  The Company is organized primarily on the basis of business activity units. Information relating to Company Franchises is included in Note 2. The table below presents information on continuing operations for the years ended:

2000                                                    Franchisor      Pelican Paper         Other            Total
                                                        ----------      -------------         -------          -------
Revenues                                                   $ 5,421         $13,881            $ 1,288          $20,590
Cost of sales                                                  ---          11,574                ---           11,574
Operating expenses                                           5,956             852                ---            6,808
                                                           -------         -------            -------          -------
Income (loss) before income taxes                          $ ( 535)        $ 1,455            $ 1,288          $ 2,208
                                                           =======         =======            =======          =======

Depreciation and amortization                              $   139         $    50            $   ---          $   189
                                                           =======         =======            =======          =======
Income tax provision (benefit)                             $ ( 203)        $   551            $   489          $   837
                                                           =======         =======            =======          =======
Capital expenditures                                       $   119         $   143            $   ---          $   263
                                                           =======         =======            =======          =======

1999
Revenues                                                   $ 5,443         $12,817            $   346          $18,606
Cost of sales                                                  ---          10,939                ---           10,939
Operating expenses                                           3,993             483                ---            4,476
                                                           -------         -------            -------          -------
Income before income taxes                                 $ 1,450         $ 1,395            $   346          $ 3,191
                                                           =======         =======            =======          =======

Depreciation and amortization                              $   140         $    46            $   ---          $   186
                                                           =======         =======            =======          =======
Income tax provision                                       $   209         $   406            $    75          $   690
                                                           =======         =======            =======          =======
Capital expenditures                                       $    65         $    17            $   ---          $    82
                                                           =======         =======            =======          =======

1998
Revenues                                                   $ 4,965         $11,734            $   323          $17,022
Cost of sales                                                  ---           9,857                ---            9,857
Operating expenses                                           3,933             437                ---            4,370
                                                           -------         -------            -------          -------
Income before income taxes                                 $ 1,032         $ 1,440            $   323          $ 2,795
                                                           =======         =======            =======          =======

Depreciation and amortization                              $   154         $    45            $   ---          $   199
                                                           =======         =======            =======          =======
Income taxes                                               $   210         $   662            $   114          $   986
                                                           =======         =======            =======          =======
Capital expenditures                                       $    77         $    11            $   ---          $    88
                                                           =======         =======            =======          =======

     The following is sales information by geographic area for the years ended
      February 28:

                          2000            1999         1998
                          ----            ----         ----

United States            $19,724         $17,774      $16,098

Canada                       866             832          924
                         -------         -------      -------
                         $20,590         $18,606      $17,022
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

                            BCT INTERNATIONAL, INC.
                            -----------------------
                                                                 SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------
                                (000's omitted)

Column A                                    Column B      Column C       Column D       Column E
                                                         Additions
                                                         ----------
Balance at                                 Charged to    Balance at
beginning                                  costs and       end of
                                            of year       expenses     Deductions        year
                                           ----------    ----------    -----------     --------
For the year ended February 29, 2000

Allowance for doubtful accounts                $1,303        $1,725         ( 574)       $2,454
                                               ======        ======        ======        ======

Deferred tax assets valuation allowance        $  203        $  ---        $  ---        $  203
                                               ======        ======        ======        ======

For the year ended February 28, 1999

Allowance for doubtful accounts                $1,204        $  350        $ (251)       $1,303
                                               ======        ======        ======        ======

Deferred tax assets valuation allowance        $  750        $  ---        $( 547)       $  203
                                               ======        ======        ======        ======

For the year ended February 28, 1998

Allowance for doubtful accounts                $1,148        $  109        $(  53)       $1,204
                                               ======        ======        ======        ======

Deferred tax assets valuation allowance        $  806        $  ---        $(  56)       $  750
                                               ======        ======        ======        ======

Allowance for doubtful accounts at February 29, 2000 of $2,454 is comprised of $155 related to current receivables and $2,299 to long-term receivables.

                                                                      SCHEDULE X
                            BCT INTERNATIONAL, INC.
                            -----------------------
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  ------------------------------------------
                                (000's omitted)


Item
-----

                                     February 29, 2000       February 28, 1999      February 28, 1998
                                     -----------------       -----------------      -----------------
Advertising Costs                         $  39                  $   22                   $  12
                                          =====                  ======                   =====

Amortization of intangible assets         $  26                  $   26                   $  26
                                          =====                  ======                   =====

                                     D-22
                                   Page 40