Form 10-Q
period 2000-05-31
BCT INTERNATIONAL INC /
filed 2000-07-13
CIK 351541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended May 31, 2000

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

               Number of shares of common stock outstanding as of
                           July 12, 2000:  5,822,208

                            BCT INTERNATIONAL, INC.


                                     INDEX

                                                                           PAGE
                                                                          NUMBER
PART I.   FINANCIAL INFORMATION

          ITEM 1 - Financial Statements

          CONDENSED CONSOLIDATED BALANCE SHEETS - May 31, 2000
          and February 29, 2000............................................    2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
          for the three months ended May 31, 2000 and 1999.................    3

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
          STOCKHOLDERS' EQUITY - for the three months ended May 31, 2000...    4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
          for the three months ended May 31, 2000 and 1999.................    5

          Notes to Condensed Consolidated Financial Statements.............  6-7

          ITEM 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................    8

          ITEM 3 - Quantitive and Qualitive Disclosures About Market Risk..    8

PART II.  OTHER INFORMATION AND SIGNATURES

          ITEM 6 - Exhibits and Reports on Form 8-K........................    9

          Signatures.......................................................   10

                         PART I.  FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

ASSETS                                                       May 31, 2000   February 29, 2000
------                                                       -------------  ------------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalent                                       $  1,388            $  1,906
  Accounts and notes receivable, net                                3,227               3,293
  Inventory, net                                                    2,605               2,359
  Assets held for sale, net                                           248                 268
  Prepaid expenses and other current assets                           260                 140
  Deferred income taxes                                               482                 482
                                                                 --------            --------
        Total current assets                                        8,210               8,448

Accounts and notes receivable, net                                  7,232               7,275
Property and equipment at cost, net                                   532                 529
Deferred income taxes                                                 722                 722
Deposits and other assets                                              89                  89
Trademark and other intangible assets, net                            252                 258
                                                                 --------            --------
        Total assets                                             $ 17,037            $ 17,321
                                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                               $    970            $  1,111
  Notes payable                                                       104                 104
  Accrued liabilities                                                 768               1,349
  Deferred revenue                                                    218                 218
                                                                 --------            --------
        Total current liabilities                                   2,060               2,782
Deferred revenue                                                      424                 453
Notes payable                                                         301                 330
                                                                 --------            --------
        Total liabilities                                           2,785               3,565
                                                                 --------            --------

Stockholders' equity:
  Common stock, $.04 par value, 25,000 shares authorized,
     5,822 shares issued                                              233                 233
  Paid in capital                                                  12,597              12,597
  Retained earnings                                                 2,830               2,334
                                                                 --------            --------
                                                                   15,660              15,164
Less: Treasury stock, at cost, 591 shares                          (1,408)             (1,408)
                                                                 --------            --------
     Total stockholders' equity                                    14,252              13,756
                                                                 --------            --------
     Total liabilities and stockholders' equity                  $ 17,037            $ 17,321
                                                                 ========            ========

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                          Three Months Ended
                                                May 31
                                            2000      1999
                                           ------    ------
Revenues:

 Royalties and franchise fees              $1,471    $1,457
 Paper and printing sales                   3,597     3,545
 Sales of Franchises                           15       ---
 Interest and other                           122        64
                                           ------    ------
                                            5,205     5,066
                                           ------    ------
Expenses:

 Cost of paper and printing sales           3,079     2,960
 Selling, general and administrative        1,266     1,027
 Depreciation and amortization                 47        45
                                           ------    ------
                                            4,392     4,032
                                           ------    ------

Income from continued operations before
 income taxes                                 813     1,034

Income tax provision                          317       362
                                           ------    ------

Income from continued operations              496       672

Discontinued operations:
Loss from company owned franchises
 operated under a plan of disposition,
 net of tax benefit of $15                     --       (28)
                                           ------    ------

Net income                                 $  496    $  644
                                           ======    ======

Net income per common share:

Income from continued operations           $  .09    $  .13
Loss from discontinued operations              --      (.01)
                                           ------    ------
 Basic                                     $  .09    $  .12
                                           ======    ======

Income from continued operations           $  .09    $  .12
Loss from discontinued operations             ---       ---
                                           ------    ------
 Diluted                                   $  .09    $  .12
                                           ======    ======




See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MAY 31, 2000
                                  (UNAUDITED)
                                 000's omitted
                                 -------------

                               Common Stock
                             ----------------                      Less:
                             Number of   Par   Paid In  Retained  Treasury
                              Shares    Value  Capital  Earnings    Stock    Total
                             ---------  -----  -------  --------  --------  -------

Balance February 29, 2000        5,822   $233  $12,597    $2,334   $(1,408) $13,756

Net income                          --     --       --       496        --      496
                             ---------  -----  -------    ------   -------  -------

Balance May 31, 1999             5,822   $233  $12,597    $2,830   $(1,408) $14,252
                             =========  =====  =======    ======   =======  =======

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)

                                                  Three months ended
                                                        May 31
                                                    2000       1999
                                                   ------     ------
Cash flows from operating activities:
 Net income                                        $  496     $  644
 Plus loss from discontinued
  operations                                           --         28
                                                   ------     ------
 Income from continued operations                     496        672
 Adjustments to reconcile net income
  to net cash provided (used) in
  operating activities:
   Depreciation and amortization                       47         45
   Provision for doubtful accounts                     50         18
   Other adjustments                                    7        (21)
  Changes in operating assets and
   liabilities:
   Accounts and notes receivable                       59       (760)
   Inventory                                         (253)      (123)
   Assets held for sale                                20         88
   Prepaid expenses and other assets                 (120)       (10)
   Deferred income taxes                               --         --
Accounts payable and accrued liabilities             (722)       125
   Deferred revenue                                   (29)       415
                                                   ------     ------
 Net cash provided by (used in)
  continued operations                               (445)       449
 Net cash used by discontinued
  operations                                           --        (43)
                                                   ------     ------
 Net cash provided by (used in)
  operating activities                               (445)       406
                                                   ------     ------

Cash flows from investing activities:
 Capital expenditures                                 (44)       (10)
                                                   ------     ------
   Net cash (used in) investing
    activities                                        (44)       (10)
                                                   ------     ------

Cash flows from financing activities:
 Principal payments on notes payable                  (29)       (28)
 Exercise of options for common stock                  --          6
 Treasury stock purchases                              --        (58)
                                                   ------     ------
 Net cash (used in) financing
  activities                                          (29)       (80)
                                                   ------     ------
Net increase (decrease) in cash and
 cash equivalents                                    (518)       316

Cash and cash equivalents at
 beginning of period                                1,906      1,143
                                                   ------     ------

Cash and cash equivalents at end of
 period                                            $1,388     $1,459
                                                   ======     ======


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                    (000's omitted, except per share data)

                                 May 31, 2000
                                 ------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of May 31, 2000.

2. The results for the three month periods ended May 31, 2000 and 1999, are not necessarily indicative of results that may be expected for the fiscal year.

3. For the three months ended May 31, 2000 and 1999, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options and warrants and convertible preferred stock.

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

5. On February 28, 1999, the Company's Board of Directors approved a strategy decision to discontinue the operations comprising its Company owned franchises. The Company owned franchises included the 100% owned franchises in Delray Beach, Florida and Merrimack, New Hampshire and the 70% owned franchise in Louisville, Kentucky. The Company sold the Delray Beach, Florida and Louisville, Kentucky franchises in fiscal 2000.

   Net assets of the Merrimack, New Hampshire franchise of $248 are included in assets held for sale in the May 31, 2000 condensed consolidated balance sheet. Sales from Company owned franchise discontinued operations were $157 and $800 for the three months ended May 31, 2000 and 1999, respectively. Management intends to sell the Merrimack, New Hampshire franchise in fiscal 2001; however, no assurances can be made that a sale will be consummated.

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

   The Company is organized on the basis of business activity units. Information relating to Company owned Franchises is included in Note 5. The table below presents information about reported segments for the 3 months ended May 31:

                                               Pelican
2000                               Franchisor   Paper    Other  Total
----                               ----------  -------   -----  ------
  Revenues                             $1,486   $3,597    $122  $5,205
  Cost of sales                            --    3,079      --   3,079
  Operating expenses                    1,176      137      --   1,313
                                       ------   ------    ----  ------
  Income before income taxes           $  310   $  381    $122  $  813
                                       ======   ======    ====  ======

  Depreciation and amortization        $   28   $   19    $ --  $   47
                                       ======   ======    ====  ======
  Income tax provision                 $  121   $  148    $ 48  $  317
                                       ======   ======    ====  ======
  Capital expenditures                 $   12   $   32    $ --  $   44
                                       ======   ======    ====  ======

1999
----

Revenues                               $1,457   $3,545   $ 64  $5,066
Cost of sales                              --    2,960     --   2,960
Operating expenses                        925      147     --   1,072
                                       ------   ------   ----  ------
Income before income taxes             $  532   $  438   $ 64  $1,034
                                       ======   ======   ====  ======

Depreciation and amortization          $   18   $   27   $ --  $   45
                                       ======   ======   ====  ======
Income tax provision                   $  186   $  154   $ 22  $  362
                                       ======   ======   ====  ======
Capital expenditures                   $   10   $   --   $ --  $   10
                                       ======   ======   ====  ======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
---------------------

Total revenues increased $139,000 or 3% for the first quarter ended May 31, 2000, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable to increases in paper and printing sales ($52,000 or 1%), royalties ($14,000 or 1%), revenue from Franchise Sales ($15,000 or 100%) and other revenue ($58,000 or 91%). Sales of the franchise network were 3.2% greater than the same period in the prior fiscal year. The royalty revenue increase does not reflect the franchise network sales increase because the Company ceased accruing royalty revenue from two troubled franchises in July 1999. The paper and printing sales increase did not keep pace with the franchise network sales increase as catalog sales decreased $57,000 or 40% during the first quarter of fiscal 2001 as compared to the same period in the prior year. Other revenues increased as the Company earned $43,000 in licensing fees for Orderprinting.com(TM), an Internet based ordering application which was introduced in January 1999. Licensing fees associated with this application were negligible in the same period in the prior fiscal year.

Selling and administrative expenses represented 24% and 20% of gross revenues for the quarters ended May 31, 2000 and 1999, respectively. These expenses increased as a result of an increase in general and administrative expense of $15,000 combined with an increase in salaries and employee benefits of $138,000 and an increase in bad debt expense of $32,000. Salaries and employee benefits increased due to the addition of new positions to manage franchise operations, national account relationships and to provide additional support or users for Orderprinting.com(TM).

Income from continued operations decreased $176,000 or 26%. Net income decreased $148,000 or 23% due to the increase in selling, general and administrative expense.

Liquidity and Capital Resources
-------------------------------

Cash resources decreased $518,000 during the first quarter of fiscal 2001. The Company used $445,000 from continued operations. The Company utilized working capital to make debt payments totaling $29,000, paid accrued liabilities and accounts payable of $722,000 and invested $253,000 for additional inventory in anticipation of price increases by paper mills.

The Company plans to continue to improve its working capital and cash positions during fiscal 2000 by continuing its efforts to (i) increase cash collections; and (ii) marketing to new customer channels by its franchise network through the use of Orderprinting.com(TM), a proprietary internet based ordering system, while containing capital expenditures and maintaining inventory levels.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTINUED


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


Part II    OTHER INFORMATION AND SIGNATURES

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------
        (a)  No exhibits
        (b) No reports on Form 8-K were filed by the Company during the period ended May 31, 2000.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BCT INTERNATIONAL, INC.
                                        (Registrant)


Date:    July  13, 2000                 /s/ Peter T. Gaughn
         --------------                 -----------------------
                                        Peter T. Gaughn
                                        Chief Executive Officer



Date:    July  13, 2000                 /s/ Michael R. Hull
         --------------                 -----------------------
                                        Michael R. Hull
                                        Vice President & Chief
                                         Financial Officer