Form 10-Q
period 2000-08-31
BCT INTERNATIONAL INC /
filed 2000-10-16
CIK 351541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended August 31, 2000

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
                            -----------------------
            (Exact name of Registrant as specified in its Charter)

       Delaware                                           22-2358849
       --------                                           ----------
 (State of Incorporation)               (I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                  33306
--------------------------------------------------                  -----
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (954) 563-1224
                                                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X      NO  ____.
                                        -------

              Number of shares of common stock outstanding as of
                          October 9, 2000: 5,822,208

                            BCT INTERNATIONAL, INC.

                                     INDEX

                                                                                   PAGE
                                                                                  NUMBER
PART I.  FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED BALANCE SHEETS-
          August 31, 2000 and February 29, 2000...............................        2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
          for the three months ended August 31, 2000 and August 31, 1999 and
          the six months ended August 31, 2000 and August 31, 1999............        3

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
          IN STOCKHOLDERS' EQUITY - for the six months ended
          August 31, 2000.....................................................        4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
          for the six months ended August 31, 2000 and August 31, 1999........        5

          Notes to Condensed Consolidated Financial Statements................      6-7

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................      8-9

PART II.  OTHER INFORMATION AND SIGNATURES

          Signatures..........................................................       10

                         PART I. FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (000's omitted)

ASSETS                                                       August  31, 2000   February 29, 2000
------                                                      -----------------  ------------------
Current assets:
  Cash and cash equivalents                                          $  1,316            $  1,906
  Accounts and notes receivable, net                                    3,100               3,293
  Inventory, net                                                        2,648               2,359
   Assets held for sale, net                                              167                 268
   Prepaid expenses and other current assets                              184                 140
  Deferred income taxes                                                   408                 482
                                                                     --------            --------
        Total current assets                                            7,823               8,448

Accounts and notes receivable, net                                      7,635               7,275
Property and equipment at cost, net                                       571                 529
Deferred income taxes                                                     819                 722
Deposits and other assets                                                  24                  89
Trademark and other intangible assets, net                                245                 258
                                                                     --------            --------
        Total assets                                                 $ 17,117            $ 17,321
                                                                     ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                                   $    950            $  1,111
  Notes payable                                                           104                 104
  Accrued liabilities                                                     604               1,349
  Deferred revenue                                                        218                 218
                                                                     --------            --------
        Total current liabilities                                       1,876               2,782
Deferred revenue                                                          372                 453
Notes payable                                                             271                 330
                                                                     --------            --------
        Total liabilities                                               2,519               3,565
                                                                     --------            --------


Stockholders' equity:
  Common stock, $.04 par value, 25,000 shares authorized,
     5,822 shares issued                                                  233                 233
   Paid in capital                                                     12,597              12,597
   Retained earnings                                                    3,176               2,334
                                                                     --------            --------
                                                                       16,006              15,164
Less: Treasury stock, at cost, 591 shares                             ( 1,408)            ( 1,408)
                                                                     --------            --------
     Total stockholders' equity                                        14,598              13,756
                                                                     --------            --------
     Total liabilities and stockholders' equity                      $ 17,117            $ 17,321
                                                                     ========            ========

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months Ended    Six Months Ended
                                                    August 31,         August 31,
                                               2000         1999      2000      1999
                                             ------       ------    ------   -------
Revenues:

 Royalties and franchise fees                $1,286       $1,317    $2,757   $ 2,774
 Paper and printing sales                     3,314        3,591     6,911     7,136
 Sales of Franchises                              9           15        24        15
 Interest and other                             147           75       269       139
                                             ------       ------    ------   -------
                                              4,756        4,998     9,961    10,064
                                             ------       ------    ------   -------
Expenses:

 Cost of paper and printing sales             2,798        2,923     5,877     5,883
 Selling, general and administrative          1,287        1,998     2,553     3,025
 Depreciation and amortization                   54           45       101        90
                                             ------       ------    ------   -------
                                              4,139        4,966     8,531     8,998
                                             ------       ------    ------   -------

Income from continued operations before
 legal settlement and income taxes              617           32     1,430     1,066
Income from legal settlement                    ---          941       ---       941
                                             ------       ------    ------   -------

Income from continued operations
 before income taxes                            617          973     1,430     2,007

Provision for income taxes                      240          340       557       702
                                             ------       ------    ------   -------
Income from continued operations                377          633       873     1,305

Discontinued operations:
Loss from company owned franchises
 operated under a plan of disposition net
 of tax benefit                                 (31)         (10)      (31)      (38)
                                             ------       ------    ------   -------

Net income                                   $  346       $  623    $  842   $ 1,267
                                             ======       ======    ======   =======

Earnings per share:

Income from continued operations             $  .07       $  .12    $  .17   $   .25
Loss from discontinued operations              (.01)         ---      (.01)     (.01)
                                             ------       ------    ------   -------
 Basic                                       $  .07       $  .12    $  .16   $   .24
                                             ======       ======    ======   =======

Income from continued operations             $  .07       $  .11    $  .17   $   .25
Loss from discontinued operations              (.01)        ---.      (.01)     (.01)
                                             ------       ------    ------   -------
 Diluted                                     $  .07       $  .11    $  .16   $   .24
                                             ======       ======    ======   =======

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED AUGUST 31, 2000
                                  (UNAUDITED)
                                 000's omitted
                                 -------------


                                        Common Stock                                                      Less:
                                    ---------------------
                                    Number of      Par             Paid In       Retained        Treasury
                                     Shares       Value            Capital       Earnings          Stock         Total
                                    -----------------------------------------------------------------------------------
Balance February 29, 2000             5,822       $ 233            $12,597         $2,334        $ (1,408)      $13,756

Net income                              ---         ---                ---            842             ---           842
                                      -----       -----            -------         ------        --------       -------

Balance August 31, 2000               5,822       $ 233            $12,597         $3,176        $ (1,408)      $14,598
                                      =====       =====            =======         ======        ========       =======

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)

                                                                        Six months ended
                                                                            August 31,
                                                                     2000             1999
                                                                  ----------       -----------
Cash flows from operating activities:
 Net income                                                        $  842           $  1,267
 Plus loss from discontinued operations                                31                 38
                                                                   ------           --------
 Income from continued operations                                     873              1,305
 Adjustments to reconcile net income to net cash (used)
  provided by operating activities:
   Depreciation and amortization                                      101                 90
   Provision for doubtful accounts                                     50                687
   Other adjustments                                                   11                  8
 Changes in operating assets and liabilities:
   Accounts and notes receivable                                     (217)            (1,591)
   Inventory                                                         (304)              (231)
   Assets held for sale                                               101                658
   Prepaid expenses and other assets                                   21               (656)
   Deferred income taxes                                              (23)                84
   Accounts payable and accrued liabilities                          (906)               122
   Deferred revenue                                                   (81)               402
                                                                   ------           --------
 Net cash (used) provided by continued operations                    (374)               878
 Net cash used by discontinued operations                             (25)               (58)
                                                                   ------           --------
  Net cash (used) provided by operating activities                   (399)               820
                                                                   ------           --------
Cash flows from investing activities:
 Capital expenditures                                                (132)               (50)
                                                                   ------           --------
   Net cash (used in) investing activities                           (132)               (50)
                                                                   ------           --------
Cash flows from financing activities:
 Principal payments on notes payable                                  (59)               (55)
 Exercise of warrants/options for common stock                        ---                 31
 Treasury stock purchases                                             ---               (130)
                                                                   ------           --------
 Net cash (used in) financing activities                              (59)              (154)
                                                                   ------           --------
Net (decrease) increase in cash and cash equivalents                 (590)               616

Cash and cash equivalents at beginning of period                    1,906              1,143
                                                                   ------           --------
Cash and cash equivalents at end of period                         $1,316           $  1,759
                                                                   ======           ========

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                (000's omitted)

                                August 31, 2000
                                ---------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of August 31, 2000.

2. The results for the three and six month periods August 31, 2000 and 1999, are not necessarily indicative of results that may be expected for the fiscal year.

3. For the three and six months ended August 31, 2000 and 1999, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options and warrants and convertible preferred stock.

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

     Net assets of the Merrimack, New Hampshire franchise of $150 are included in assets held for sale in the August 31, 2000 condensed consolidated balance sheet. Sales from Company owned franchise discontinued operations were $144 and $353 for the three months ended August 31, 2000 and 1999, respectively, and were $301 and $1,154 for the six months ended August 31, 2000 and 1999, respectively. In a transaction effective September 30, 2000, the Company tranferred the assets of the Merrimack, New Hampshire Franchise in exchange for a promissory note in the amount of $150. The Company recorded an additional loss on discontinued operations of $50 for the period ended August 31, 2000 in anticipation of this transaction.

BCT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Continued ... (UNAUDITED) (000's omitted)
August 31, 2000


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

For the Three Months Ended August 31,                 Pelican
                                         Franchisor    Paper   Other    Total
                                         -----------  -------  ------  -------
2000

Revenues                                     $1,295    $3,314  $  147  $ 4,756
Cost of sales                                   ---     2,798     ---    2,798
Operating expenses                            1,023       318     ---    1,341
                                             ------    ------  ------  -------
Income before income taxes                   $  272    $  198  $  147  $   617
                                             ======    ======  ======  =======

Depreciation and amortization                $   33    $   21  $  ---  $    54
                                             ======    ======  ======  =======
Income tax provision                         $  105    $   77  $   58  $   240
                                             ======    ======  ======  =======
Capital expenditures                         $    8    $   80  $  ---  $    88
                                             ======    ======  ======  =======

1999

Revenues                                     $1,332    $3,591  $1,016  $ 5,939
Cost of sales                                   ---     2,923     ---    2,923
Operating expenses                            1,799       244     ---    2,043
                                             ------    ------  ------  -------
Income (loss) before income taxes            $ (467)   $  424  $1,016  $   973
                                             ======    ======  ======  =======

Depreciation and amortization                $   34    $   11  $  ---  $    45
                                             ======    ======  ======  =======
Income tax (benefit) provision               $ (163)   $  148  $  355  $   340
                                             ======    ======  ======  =======
Capital expenditures                         $   40    $   12  $  ---  $    52
                                             ======    ======  ======  =======

For the Six Months Ended August 31,                   Pelican
                                         Franchisor    Paper   Other    Total
                                         ----------   -------  -----    -----
2000

Revenues                                     $2,781    $6,911  $  269  $ 9,961
Cost of sales                                   ---     5,877     ---    5,877
Operating expenses                            2,199       455     ---    2,654
                                             ------    ------  ------  -------
Income before income taxes                   $  582    $  579  $  269  $ 1,430
                                             ======    ======  ======  =======

Depreciation and amortization                $   61    $   40  $  ---  $   101
                                             ======    ======  ======  =======
Income tax provision                         $  226    $  226  $  105  $   557
                                             ======    ======  ======  =======
Capital expenditures                         $   20    $  112  $  ---  $   132
                                             ======    ======  ======  =======

1999

Revenues                                     $2,789    $7,136  $1,080  $11,005
Cost of sales                                   ---     5,883     ---    5,883
Operating expenses                            2,724       391     ---    3,115
                                             ------    ------  ------  -------
Income before income taxes                   $   65    $  862  $1,080  $ 2,007
                                             ======    ======  ======  =======

Depreciation and amortization                $   67    $   23  $  ---  $    90
                                             ======    ======  ======  =======
Income tax provision                         $   23    $  302  $  377  $   702
                                             ======    ======  ======  =======
Capital expenditures                         $   50    $  ---  $  ---  $    50
                                             ======    ======  ======  =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


                                August 31, 2000
                                ---------------

Results of Operations
---------------------

Total revenues decreased $242,000, or 4.8%, for the three months ended August 31, 2000 as compared to the corresponding period in the prior fiscal year. The decrease in revenue is attributable primarily to decreases in (i) catalog sales at the Company's printing facility ($186,000, or 73%), (ii) royalty revenue ($31,000, or 2.4%),(iii) sales of paper and supplies ($91,000 or 2.7%). These decreases were offset by increases in (iv) interest income ($15,000 or 18%) and
(v) monthly fees charged to franchises for orderprinting.com ($50,000). Catalog sales decreased in fiscal 2001 due to lower demand. During the first and second quarter of fiscal 2000, there was a large backlog of orders for catalogs due to the release of a new catalog design in the fourth quarter of fiscal 1999. This backlog was eliminated in October 1999. Royalties decreased primarily due to the Company's practice begun in July 1999 of providing a reserve for royalties whose collection the Company considers to be doubtful. During the three months ended August 31, 2000 additions to this reserve amounted to $36,000 as compared to $24,000 in the corresponding period in the prior fiscal year. Paper and supplies sales decreased primarily due to holiday greeting card stock sales which occurred in August last year, but were delayed until September this year. Interest income increased due to additional promissory notes signed with franchises during the first quarter of fiscal 2001. Fees charged to franchises for the use of orderprinting.com, the Company's internet based ordering system, were increased in January 2000, which resulted in higher revenues this fiscal year.

Total revenues decreased $103,000, or 1%, for the six months ended August 31, 2000, as compared to the corresponding period in the prior fiscal year. The decrease in revenue is attributable primarily to decreases in (i) catalog sales at the Company's printing facility ($307,000, or 67%), and (ii) royalty revenue ($17,000, or .6%). These decreases were offset by increases in (iii) sales of paper and supplies ($82,000 or 1.2%), (iv) interest income ($35,000 or 22.9%) and (v) monthly fees charged to franchises for orderprinting.com ($93,000).

Cost of paper and printing sales as a percentage of paper and printing sales was 84% and 85%, respectively, for the three and six months ended August 31, 2000, as compared to 81% and 82%, respectively, for the corresponding periods in fiscal 2000. Although the percentage generally remains stable, it does fluctuate due to periodic changes in the revenue mix. In addition, the percentage has been impacted in fiscal 2001 by higher freight charges due to fuel surcharges and by increases in the prices charged by paper mills for certain paper stocks.

Selling and administrative expenses represented 27% and 26% of gross revenues for the three and six months ended August 31, 2000 as compared to 40% and 30% for the corresponding periods in fiscal 2000. The selling and administrative expense percentage was higher in the prior fiscal year due to an additional $650,000 provision for bad debt, as well as severance and relocation expenses incurred related to changes at the President and CEO position and two other key management positions.

Liquidity and Capital Resources
-------------------------------

Cash resources decreased $590,000 during the six months ended August 31, 2000. The Company used cash to make principal payments on debt of $59,000, to make capital expenditures of $132,000 and to reduce accounts payable and accrued liabilities $906,000.

The Company plans to continue to improve its working capital and cash positions during fiscal 2001 by continuing its efforts to (i) increase cash collections; and (ii) increase marketing to new customer channels through orderprinting.com, its proprietary internet based ordering system while containing capital expenditures and maintaining inventory levels.

The Company believes current cash reserves and internally generated funds will be sufficient to satisfy the Company's working capital and capital expenditure requirements for the foreseeable future; however, there can be no assurance that external financing will not be needed. The Company has available a $2 million line of credit with a bank. No advances have been made on the line.

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



                                        BCT INTERNATIONAL, INC.
                                            (Registrant)


Date: October 13, 2000                  Peter T. Gaughn
      ----------------------------      ------------------------------------
                                        Peter T. Gaughn
                                        President & Chief Executive Officer



Date: October 13, 2000                  Michael R. Hull
      ----------------------------      ------------------------------------
                                        Michael R. Hull
                                        Vice President & Chief Financial Officer