Form 10-Q
period 2000-11-30
BCT INTERNATIONAL INC /
filed 2001-01-16
CIK 351541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended November 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____.
                                       ---
              Number of shares of common stock outstanding as of
                          January 14, 2001: 5,136,256

                            BCT INTERNATIONAL, INC.

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
PART I.   FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED BALANCE SHEETS -
          November 30, 2000 and February 29, 2000........................    2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - for the three months ended November 30, 2000 and November 30, 1999 and the
          nine months ended November 30, 2000 and November 30, 1999......    3

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
          IN STOCKHOLDERS' EQUITY - for the nine months ended
          November 30, 2000..............................................    4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-
          for the nine months ended November 30, 2000 and
          November 30, 1999..............................................    5

          Notes to Condensed Consolidated Financial Statements...........  6-8

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................... 9-10


PART II.  OTHER INFORMATION AND SIGNATURES

          Signatures.....................................................   11

                         PART I. FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                (000's omitted)


ASSETS                                       November 30, 2000  February 29,2000
------                                       -----------------  ----------------
Current assets:
 Cash and cash equivalent                      $  1,727            $   1,906
 Accounts and notes receivable, net               2,915                3,293
 Inventory, net                                   2,507                2,359
 Assets held for sale, net                           17                  268
 Prepaid expenses and other current assets          406                  140
 Deferred income taxes                              414                  482
                                               --------            ---------
   Total current assets                           7,986                8,448

Accounts and notes receivable, net                7,652                7,275
Property and equipment at cost, net                 525                  529
Deferred income taxes                               900                  722
Deposits and other assets                            24                   89
Trademark and other intangible assets, net          239                  258
                                               --------            ---------
                                               $ 17,326            $  17,321
                                               ========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                              $    929            $   1,111
 Notes payable                                      104                  104
 Accrued liabilities                                685                1,349
 Deferred revenue                                   218                  218
                                               --------            ---------
   Total current liabilities                      1,936                2,782

Deferred revenue                                    308                  453
Notes payable                                       241                  330
                                               --------            ---------
   Total liabilities                              2,485                3,565
                                               --------            ---------
Stockholders' equity:
 Common stock, $.04 par value, 25,000 shares
  authorized, 5,822 shares issued (5,821
  shares in fiscal 2000)                            233                  233
 Paid in capital                                 12,597               12,597
 Retained earnings                                3,419                2,334
                                               --------            ---------
                                                 16,249               15,164
Less: Treasury Stock, at cost, 591 shares        (1,408)              (1,408)
                                               --------            ---------
Total stockholders' equity                       14,841               13,756
                                               --------            ---------
                                               $ 17,326            $  17,321
                                               ========            =========

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (000's omitted, except per share amounts)

                                                    Three Months Ended               Nine Months Ended
                                                       November 30,                    November 30,
                                                   2000            1999             2000           1999
                                                 ---------       ---------       ----------     ----------
Revenues:

  Royalties and franchise fees                   $   1,334       $   1,351       $    4,091     $    4,125
  Paper and printing sales                           3,386           3,458           10,297         10,594
  Sales of franchises                                    6              11               30             26
  Interest and other                                   152              75              421            214
                                                 ---------       ---------       ----------     ----------
                                                     4,878           4,895           14,839         14,959
                                                 ---------       ---------       ----------     ----------
Expenses:

  Cost of paper and printing sales                   2,913           2,855            8,790          8,738
  Selling, general and administrative                1,520           1,222            4,073          4,247
  Depreciation and amortization                         65              47              166            137
                                                 ---------       ---------       ----------     ----------
                                                     4,498           4,124           13,029         13,122
                                                 ---------       ---------       ----------     ----------
Income from continued operations before
  legal settlement and income taxes                    380             771            1,810          1,837
Income from legal settlement                           ---             ---              ---            941
                                                 ---------       ---------       ----------     ----------
Income from continued operations
  before income taxes                                  380             771            1,810          2,778

Provision for income taxes                             137             269              694            971
                                                 ---------       ---------       ----------     ----------

Income from continued operations                       243             502            1,116          1,807

Discontinued operations:
Loss from company owned franchises
  operated under a plan of disposition,
  net of tax benefit                                   ---             (62)             (31)          (100)
                                                 ---------       ---------       ----------     ----------
Net income                                       $     243       $     440        $   1,085     $    1,707
                                                 =========       =========       ==========     ==========

Earnings per share:
Income from continued operations                 $    0.05       $    0.10        $    0.21     $     0.34
Loss from discontinued operations                      ---            (.01)            (.01)         (0.02)
                                                 ---------       ---------       ----------     ----------
  Basic                                          $    0.05       $    0.09        $    0.21     $     0.32
                                                 =========       =========       ==========     ==========
Income from continued operations                 $    0.05       $    0.09        $    0.21     $     0.33
Loss from discontinued operations                      ---            (.01)            (.01)         (0.02)
                                                 ---------       ---------       ----------     ----------
  Diluted                                        $    0.05       $    0.08        $    0.21     $     0.31
                                                 =========       =========       ==========     ==========

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     NINE MONTHS ENDED NOVEMBER 30, 2000
                                 (UNAUDITED)
                                (000's omitted)

                                       Common Stock                                                    Less:
                                 -----------------------
                                 Number of          Par            Paid In          Retained         Treasury
                                  Shares           Value           Capital          Earnings           Stock            Total
                                 ---------------------------------------------------------------------------------------------
Balance February 29, 2000          5,822          $  233          $  12,597         $  2,334         $(1,408)         $ 13,756

Net income                           ---             ---                ---            1,085             ---             1,085
                                 -------          ------          ---------          -------         -------          --------
Balance November 30, 2000          5,822          $  233          $  12,597          $ 3,419         $(1,408)         $ 14,841
                                 =======          ======          =========          =======         =======          ========


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (000's omitted)

                                                                   Nine months ended
                                                                      November 30,

                                                                 2000           1999
                                                                 ----           ----
Cash flows from operating activities:
   Net income                                                 $   1,085      $     1,707
   Plus loss from discontinued operations                            31              100
                                                              ---------      -----------
   Income from continued operations                               1,116            1,807
   Adjustments to reconcile net income to net cash
   provided by operating activities:
       Inventory provision                                           22              ---
       Depreciation and amortization                                166              137
       Provision for doubtful accounts                              350              705
       Other adjustments                                              1                2
     Changes in operating assets and liabilities:
       Accounts and notes receivable                               (349)          (1,892)
       Inventory                                                   (170)            (301)
       Assets held for sale                                         251              687
       Prepaid expenses and other assets                           (201)            (758)
       Deferred income taxes                                       (110)              59
       Accounts payable and accrued liabilities                    (846)             637
       Deferred revenue                                            (145)             (18)
                                                              ---------      -----------
   Net cash provided by continued operations                         85            1,065
   Net cash used by discontinued operations                         (31)            (100)
                                                              ---------      -----------
     Net cash provided by operating activities                       54              965
                                                              ---------      -----------
Cash flows from investing activities:

   Capital expenditures                                            (144)            (107)
                                                              ---------      -----------
       Net cash (used in) investing activities                     (144)            (107)
                                                              ---------      -----------

Cash flows from financing activities:
   Principal payments on notes payable                              (89)             (83)
   Exercise of warrants/options for common stock                    ---               31
   Treasury stock purchases                                         ---             (209)
                                                              ---------      -----------
   Net cash (used in) financing activities                          (89)            (261)
                                                              ---------      -----------
Net (decrease) increase  in cash and cash equivalents              (179)             597

Cash and cash equivalents at beginning of period                  1,906            1,143
                                                              ---------      -----------

Cash and cash equivalents at end of period                    $   1,727      $     1,740
                                                              =========      ===========


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                   (000's omitted, except per share amounts)

                               November 30, 2000
                               -----------------

 1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of November 30, 2000.

 2. The results for the three and nine month periods ended November 30, 2000 and 1999, are not necessarily indicative of results that may be expected for the fiscal year.

 3. For the three and nine months ended November 30, 2000 and 1999, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options and warrants and convertible preferred stock.

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

     Sales from Company owned franchise discontinued operations were $49 and $275 for the three months ended November 30, 2000 and 1999, respectively, and were $350 and $1,429 for the nine months ended November 30, 2000 and 1999, respectively. In a transaction effective September 30, 2000, the Company tranferred the assets of the Merrimack, New Hampshire Franchise in exchange for a promissory note in the amount of $150. The Company recorded an additional loss on discontinued operations of $50 for the period ended August 31, 2000 in anticipation of this transaction. The note receivable remains outstanding at January 15, 2001, and management of the Company continues to monitor the performance of this franchise.

BCT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Continued...
(UNAUDITED) (000's omitted)
November 30, 2000


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

     The Company is organized on the basis of business activity units. Information relating to Company owned franchises is included in Note 5. The table below presents information about reported segments for the three and nine months ended November 30:

     For the Three Months Ended November 30,

                                                                Pelican
                                               Franchisor        Paper           Other           Total
                                               ----------        -----           -----           -----
2000
Revenues                                       $   1,340       $  3,386        $    152        $   4,878
Cost of sales                                        ---          2,913             ---            2,913
Operating expenses                                 1,430            155             ---            1,585
                                               ---------       --------        --------        ---------
Income (loss) before income taxes              $     (90)      $    318        $    152        $     380
                                               =========       ========        ========        =========

Depreciation and amortization                  $      35       $     30        $    ---        $      65
                                               =========       ========        ========        =========
Income tax (benefit) provision                 $     (32)      $    115        $     54        $     137
                                               =========       ========        ========        =========
Capital expenditures                           $       2       $     10        $    ---        $      12
                                               =========       ========        ========        =========

1999

Revenues                                       $   1,362       $  3,458        $     75        $   4,895
Cost of sales                                        ---          2,855             ---            2,855
Operating expenses                                 1,043            226             ---            1,269
                                               ---------       --------        --------        ---------
Income before income taxes                     $     319       $    377        $     75        $     771
                                               =========       ========        ========        =========

Depreciation and amortization                  $      34       $     13        $    ---        $      47
                                               =========       ========        ========        =========
Income tax provision                           $     112       $     11        $     26        $     269
                                               =========       ========        ========        =========
Capital expenditures                           $      35       $     10        $    ---        $      45
                                               =========       ========        ========        =========

For the Nine Months Ended November 30,

                                                                Pelican
                                               Franchisor        Paper           Other           Total
                                               ----------        -----           -----           -----
2000
Revenues                                       $   4,121       $ 10,297        $    421        $  14,839
Cost of sales                                        ---          8,790             ---            8,790
Operating expenses                                 3,766            473             ---            4,239
                                               ---------       --------        --------        ---------
Income before income taxes                     $     355       $  1,034        $    421        $   1,810
                                               =========       ========        ========        =========

Depreciation and amortization                  $      96       $     70        $    ---        $     166
                                               =========       ========        ========        =========
Income tax provision                           $     136       $    397        $    161        $     694
                                               =========       ========        ========        =========
Capital expenditures                           $      22       $    122        $    ---        $     144
                                               =========       ========        ========        =========

BCT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Continued...
(UNAUDITED) (000's omitted)
November 30, 2000

                                                                Pelican
                                               Franchisor        Paper           Other           Total
                                               ----------        -----           -----           -----
1999
   Revenues                                    $   4,151       $ 10,594        $  1,155        $  15,900
   Cost of sales                                     ---          8,738             ---            8,738
   Operating expenses                              3,767            617             ---            4,384
                                               ---------       --------        --------        ---------
   Income before income taxes                  $     384       $  1,239        $  1,155        $   2,778
                                               =========       ========        ========        =========

   Depreciation and amortization               $     101       $     36        $    ---        $     137
                                               =========       ========        ========        =========
   Income tax provision                        $     134       $    433        $    404        $     971
                                               =========       ========        ========        =========
   Capital expenditures                        $      85       $     22        $    ---        $     107
                                               =========       ========        ========        =========

 7. In January 2001, a customer that operates 176 retail office supply stores in Canada notified the Company of the customer's intent not to renew its vendor agreement with the Company in 2001. This decision affects the 8 BCT franchises located in Canada. In 2000, these franchises accounted for approximately 4.5% of total BCT franchise revenues. Sales to this customer in 2000 were approximately 1.6% of total BCT franchise revenues.

 8. On December 8, 2000, the Board of Directors approved a plan to buy back up to 500,000 shares of the Company's $.04 par value common stock in open market transactions. As of January 12, 2000, the Company has purchased 95,000 shares of the Company's common stock at an average price of $1.43 per share.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                                November 30, 2000
                                -----------------

Results of Operations
---------------------

Total revenues decreased $17,000, or .3%, for the three months ended November 30, 2000 as compared to the corresponding period in the prior fiscal year. The decrease in revenue is attributable primarily to decreases in (i) catalog sales at the Company's printing facility ($142,000, or 68%), and (ii) royalty revenue ($17,000, or 1.3%). These decreases were offset by increases in, (iii) sales of paper and supplies ($70,000 or 2%), (iv) interest income ($3,000 or 4%), and (v) monthly fees charged to franchises for orderprinting.com ($63,000). Catalog sales decreased in fiscal 2001 due to lower demand. During the first and second quarter of fiscal 2000, there was a large backlog of orders for catalogs due to the release of a new catalog design in the fourth quarter of fiscal 1999. This backlog was eliminated in October 1999. Royalties decreased primarily due to the Company's practice which began in July 1999 to provide a reserve for royalties where collection is considered to be doubtful. During the three months ended November 30, 2000, additions to this reserve amounted to $66,000 as compared to $36,000 in the corresponding period in the prior fiscal year. Interest income increased due to additional promissory notes signed with franchises during the first quarter of fiscal 2001. Fees charged to franchises for the use of orderprinting.com, the Company's internet based ordering system, were increased in January 2000, which resulted in higher revenues this fiscal year.

Total revenues decreased $120,000, or 1%, for the nine months ended November 30, 2000, as compared to the corresponding period in the prior fiscal year. The decrease in revenue is attributable primarily to decreases in (i) catalog sales at the Company's printing facility ($449,000, or 67%), and (ii) royalty revenue ($34,000, or .8%). These decreases were offset by increases in (iii) sales of paper and supplies ($152,000 or 1.5%), (iv) interest income ($40,000 or 17%) and
(v) monthly fees charged to franchises for orderprinting.com ($156,000).

Cost of paper and printing sales as a percentage of paper and printing sales was 86% and 85%, respectively, for the three and nine months ended November 30, 2000, as compared to 83% and 82%, respectively, for the corresponding periods in fiscal 2000. Although the percentage generally remains stable, it does fluctuate due to periodic changes in the revenue mix. In addition, the percentage has been impacted in fiscal 2001 by higher freight charges due to fuel surcharges and by increases in the prices charged by paper mills for certain paper stocks.

Selling and administrative expenses represented 31% and 27% of gross revenues for the three and nine months ended November 30, 2000 as compared to 25% and 28% for the corresponding periods in fiscal 2000. The selling and administrative expense percentage was higher in the current fiscal quarter because the Company recorded an additional allowance for doubtful accounts of $300,000 related to a franchise whose financial condition deteriorated, and was higher year to date in the prior fiscal year due to an additional $650,000 provision for bad debt, as well as severance and relocation expenses incurred related to changes at the President and CEO position and two other key management positions.

Liquidity and Capital Resources
-------------------------------

Cash resources decreased $179,000 during the nine months ended November 30, 2000. The Company used cash to make principal payments on debt of $89,000, to make capital expenditures of $144,000 and to reduce accounts payable and accrued liabilities $846,000.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company had no outstanding balances subject to market risk during the period covered by this report. The Company has a $2 million line of credit with a bank which bears interest at LIBOR + 2.35%. No advances have been made on the line.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BCT INTERNATIONAL, INC.
                                           (Registrant)


Date: January 15, 2001                Peter T. Gaughn
     -----------------------          -------------------------------------
                                      Peter T. Gaughn
                                      President & Chief Executive Officer

Date: January 15, 2001                Michael R. Hull
     -----------------------          -------------------------------------
                                      Michael R. Hull
                                      Vice President & Chief Financial Officer