Form 10-K405
period 2001-02-28
BCT INTERNATIONAL INC /
filed 2001-05-29
CIK 351541

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended February 28, 2001                          Commission file no. 0-10823
      -----------------                                              -------


                            BCT INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                           22-2358849
-----------------------------                         ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation of organization)                          Identification No.)


       3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida  33306
       ----------------------------------------------------------------
       (Address of principal executive offices)               Zip Code)


Registrant's telephone number, including area code:  (954) 563-1224
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant, at May 25, 2001 was approximately $4,292,000.

     The number of shares outstanding of Registrant's Common Stock, par value $.04 per share, at May 25, 2001 was 5,828,458.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
                                      ----

Item 1.  Business
-------  --------

     (a)  General
          -------

     BCT International, Inc. (the "Company") is a holding company with one direct wholly-owned subsidiary: Business Cards Tomorrow, Inc., a Florida corporation ("BCT"). BCT operates the Business Cards Tomorrow franchise system,
the world's largest wholesale franchise printing chain.   Since its founding in
1975, the system has grown to include 84 "Business Cards Tomorrow Franchises" (the "Franchises") specializing in thermography products, labels, rubber stamps and business announcements for resale by retail printing providers in 36 states, Canada and Argentina.

     The Company adopted a plan effective February 28, 1999 for the disposition of all Company owned Franchises. Under the plan, the Company intended to sell all Company owned Franchises in fiscal 2000. All but the franchise located in Merrimack, New Hampshire were sold in fiscal 2000. In October 2000, the Company sold the Merrimack, New Hampshire franchise in exchange for a $150,000 promissory note. In January 2001, as a result of the purchaser's default on its obligations to the Company, the Company took back the franchise, ceased operations of the franchise and liquidated the assets.

     BCT's operations also include the Pelican Paper Products Division ("PPP") which supplies paper products, press supplies and press parts to the BCT Franchises. The Company operates in four operating segments of a single industry. The segments include 1) operations as a franchisor of printing franchises, 2) ownership and operation of Company owned franchises (discontinued operations), 3) sale of paper products and supplies to the BCT Franchises, and 4) other operations.


     (b) Narrative description of the business
         -------------------------------------

Business Cards Tomorrow, Inc.
-----------------------------
                                    General
                                    -------

     The Franchises typically operate through the placement of business card, stationery, rubber stamp and labels catalogs with commercial and retail "quick" printers, office superstores, forms brokers, office supply companies and stationers in the Franchises' trade areas (collectively, the "Dealers"). The Dealers secure orders from their customers for thermographed printed products and other printed matter which are normally picked up daily by the Franchises' route drivers, who also deliver products previously ordered. Thermography is a specialized printing process that gives a raised printing effect similar to engraving and requires specialized equipment and operating techniques which commercial printers, quick printers, office superstores and other retail dealers choose not to invest in. The Franchises specialize in the "fast turnaround" of their products, delivering many items, such as business cards, in one business day, with most products being delivered within two days of the date of order. Increasingly, the Franchises receive orders by fax and electronic communications via the Internet using Orderprinting.com/TM/, an Internet-based ordering system.

     In January 1999, the Company introduced Orderprinting.com/TM/ which is targeted toward the print broker market. Orderprinting.com/TM/ consists of a custom web-based ordering system which allows end users to log-in to a personalized Internet site which has the end user company's business card and business stationery product layouts. The end user selects the product and layout desired and enters the required employee and location information, previews the finished stationery product on-line and approves the order for processing. The order is transmitted electronically to the BCT Franchise that will process the order. In addition, the print broker associated with the end user is notified of the order via e-mail.

     BCT supplies business stationery and rubber stamp and label catalogs to its Franchises and also sells them paper products featured in the catalogs through PPP. In July 2000, the Company relocated its catalog printing facility from its Delray Beach, Florida location to the Company's warehouse facility in Menasha, Wisconsin.

     PPP is a primary supplier of paper products for the BCT Franchises. PPP purchases raw paper directly from paper mills and paper brokers and utilizes the services of converters to convert the raw material to finished paper products. In addition, certain conversion functions are performed "in house". PPP also performs converting and handling services for third parties. PPP utilizes three public storage facilities located strategically throughout the United States to house and ship out paper products to the Franchises.

     BCT derives revenues from six principal sources: (i) royalties, which are based on a percentage of sales from the BCT Franchises; (ii) franchise fees from newly franchised Franchises and resale fees from the resale of operating Franchises; (iii) sales of paper products to franchisees; (iv) catalog and miscellaneous equipment and parts sales classified as printing sales; (v) interest income from financing franchise acquisitions (primarily resales) and receivables; and (vi) software licensing fees related to Orderprinting.com.

     As of May 25, 2001, 84 BCT Franchises are in operation in 36 states, Canada (nine Franchises) and Argentina (one Franchise). The current number of Franchises compares with 87 and 89 Franchises in operation on May 19, 2000 and May 18, 1999, respectively. The decrease in the number of franchises is the result of the closing of three franchise locations. Total BCT system sales reached approximately $108,000,000, $107,000,000 and $105,000,000 for the years ended December 31, 2000, 1999 and 1998, an average of $1,238,000, $1,230,000 and
$1,222,000, respectively, per Franchise.

     BCT receives either a 5% or 6% royalty fee based on gross franchisee sales for original 15 - 25 year contracts. The royalty fee is dependent on the initial franchise agreement date. Generally, agreements dated through mid-1986 carry 5% royalties. Thereafter, the 6% royalty applies. No franchise
agreements are up for renewal in fiscal 2002.   For fiscal years ended 2001,
2000, and 1999, continuing franchise royalties comprised approximately 27%, 21% and 27% of total revenue, respectively. PPP sales to the franchisees for fiscal years ended 2001, 2000, and 1999 were approximately 69%, 71%, and 69%, of total revenue, respectively.

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

                                  Franchises
                                  ----------

     BCT's franchise agreements with individual Franchises are typically for a 15-to-25 year period and are renewable for additional 10-year periods. The right to renew is contingent upon the Franchise not being in default under any material term of the franchise agreement. BCT may terminate a franchise agreement under certain circumstances where the Franchisee is in material default under the franchise agreement and has not cured such default(s) after notice from BCT. BCT's existing franchise agreements with individual Franchises have an average remaining term of approximately 15 years. No Franchises come up for renewal in fiscal 2002, and in the subsequent 10 years, 16 Franchises come up for renewal.

     The Company does not expect to generate significant revenues from the sale of new Franchises in the foreseeable future. The Company intends to focus its growth strategy on increasing sales by existing Franchises.

                                  Competition
                                  -----------

     The Company and its franchisees compete with other franchisors, franchisees and independent operators in the graphic arts industry. While the Company believes that its BCT franchise system is the leading supplier of thermographed business cards to printers throughout the United States, there can be no assurance that competitors will not imitate or improve upon the Company's business strategy. BCT's major national competitors are Regency Thermographers, Carlson Craft, and American Wholesale Thermographers, Inc.; however, BCT's franchisees also compete with numerous local and regional operations. BCT's franchisees compete primarily on the basis of turnaround time, quality and close customer contact and, more recently with Orderprinting.com/TM/ Internet technology.

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

                            Research and Development
                            ------------------------

     The Company performs ongoing research and development, seeking improvements in the operating procedures and products of its Franchises and development of proprietary software. These activities are primarily done at the Company's
corporate headquarters.   Also, the Company often requests individual
franchisees to perform tests of various equipment, materials or techniques in an actual production environment. The Company has invested significant amounts in the research and development of Orderprinting.com/TM/, an Internet-based order entry and distribution system.

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

                                   Employees
                                   ---------

     As of May 25, 2001, the Company has 42 employees, all of whom are located at either (i) the Company's corporate headquarters in Fort Lauderdale, Florida, or (ii) the Company's paper distribution warehouse and paper converting facility in Menasha, Wisconsin.

       Financial Information Relating to Foreign and Domestic Operations
       -----------------------------------------------------------------

                               February 28,     February 29,     February 28,
                                   2001             2000             1999
                                -----------      -----------      -----------

Revenue:
 Foreign operations             $   811,000      $   866,000      $   832,000
 Domestic operations            $18,618,000      $18,783,000      $17,774,000

Operating Profit:
 Foreign operations             $    45,000      $   134,000      $   128,000
 Domestic operations (1)        $ 1,092,000      $ 2,074,000      $ 3,063,000

Identifiable Assets:
 Foreign operations             $   309,000      $   366,000      $   334,000
 Domestic operations            $15,881,000      $16,955,000      $14,901,000

     (1) Amounts do not include losses from discontinued operations amounting to $31,000, $357,000 and $327,000 for the years ended February 28, 2001,
     February 29, 2000 and February 28, 1999, respectively.

Item 2.   Properties
-------   ----------

     The Company's corporate headquarters are located at 3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida, and occupy approximately 7,500 square feet. The lease on this facility continues to October 2002 at a monthly rental of approximately $9,800.

     The Company's primary paper warehouse is located at 772 Specialists Avenue, Menasha, Wisconsin utilizing approximately 35,000 square feet. This facility also accommodates the Company's printing and paper converting operations and is leased at a monthly rental of approximately $9,200 through January 2005.

     Management believes that existing facilities are adequate for the foreseeable future.

Item 3.   Legal Proceedings
-------   -----------------

     No material matters.

Item 4.   Submission of Matters to a Vote of Securities Holders
-------   -----------------------------------------------------

     No matters were submitted to a vote of securities holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended February 28, 2001.

Item 5.   Market for Registrant's Common Stock and Related Security
-------   ---------------------------------------------------------
Holder Matters
--------------

     The Company's Common Stock is traded on the National Market tier of the NASDAQ Stock Market under the symbol "BCTI".

     The following table sets forth, for the quarters indicated, the high and low closing price for the Common Stock as reported on the NASDAQ National Market.


                  Fiscal Quarters             High    Low
        ------------------------------------  -----  -----

2000  First Quarter                          $2.69   $2.19
      Second Quarter                         $2.50   $2.00
      Third Quarter                          $2.22   $1.38
      Fourth Quarter                         $2.13   $1.31

2001  First Quarter                          $2.19   $1.25
      Second Quarter                         $1.72   $1.31
      Third Quarter                          $1.94   $1.34
      Fourth Quarter                         $1.56   $1.19

2002  First Quarter (through May 25, 2001)   $1.63   $ .94


     On May 25, 2001, the closing price per share of Common Stock, as reported by NASDAQ, was $1.26

     There is currently no established public trading market for any securities of the Company other than the Common Stock.

     The approximate number of holders of record of the Company's Common Stock as of May 25, 2001 was 800.

     During the fiscal years ended February 28, 2001, February 29, 2000, and February 28, 1999, no cash dividends were declared on the outstanding Common Stock. The Company has no plans to pay any dividends on the Common Stock.

Item 6.   Selected Financial Data     (000's omitted, except per share data)
-------   ------------------------


OPERATIONS
 for the fiscal year ended:            Feb. 28, 2001       Feb. 29, 2000   Feb. 28, 1999   Feb. 28, 1998   Feb. 29, 1997
                                       -------------       -------------   -------------   -------------   -------------

REVENUES:
 Royalties and franchise fees                $ 5,267             $ 5,394         $ 5,356         $ 4,921         $ 4,852
 Paper and printing sales                     13,424              13,881          12,817          11,734          10,118
 Sales of franchises                              46                  27              87              44              40
 Interest and other income                       692                 347             346             323             206
                                             -------             -------         -------         -------         -------
                                              19,429              19,649          18,606          17,022          15,216
                                             -------             -------         -------         -------         -------

EXPENSES:
 Cost of paper and printing sales             11,605              11,574          10,939           9,857           8,823
 Selling, general and administrative           6,455               6,619           4,290           4,171           5,820
 Depreciation and amortization                   232                 189             186             199             247
                                             -------             -------         -------         -------         -------
                                              18,292              18,382          15,415          14,227          14,890
                                             -------             -------         -------         -------         -------

Income from continued operations before
 legal settlement and income taxes             1,137               1,267           3,191           2,795             326
Legal settlement                                 ---                 941             ---             ---             ---
                                             -------             -------         -------         -------         -------
Income from continued operations before
 income taxes                                  1,137               2,208           3,191           2,795             326
Income tax provision                             442                 837             690             986              54
                                             -------             -------         -------         -------         -------
Income from continued operations                 695               1,371           2,501           1,809             272
Discontinued operations (2):
 Loss from Company owned Franchises
 operated under a plan of disposition,
   net of income tax benefit                   (  31)             (  357)         (  327)         (  244)         (  657)
                                             -------             -------         -------         -------         -------

Net income (loss)                            $   664             $ 1,014         $ 2,174         $ 1,565         $(  385)
                                             =======             =======         =======         =======         =======

Earnings (loss) per common share:

Income from continued operations             $   .13             $   .26         $   .47         $   .35         $   .05
Loss from discontinued operations             (  .01)             (  .07)        (   .06)         (  .05)         (  .13)
                                             -------             -------         -------         -------         -------
  Basic                                      $   .13             $   .19         $   .41         $   .30         $(  .08)
                                             =======             =======         =======         =======         =======

Income from continued operations             $   .13             $   .25         $   .45         $   .32         $   .05
Loss from discontinued operations             (  .01)             (  .06)         (  .06)         (  .04)         (  .13)
                                             -------             -------         -------         -------         -------
  Diluted                                    $   .13             $   .19         $   .39         $   .28         $(  .08)
                                             =======             =======         =======         =======         =======


Total assets                                 $16,190             $17,321         $15,235         $14,157         $11,229
Long-term debt                               $   236             $   330         $   433         $   539         $   215
Preferred stock                              $   ---             $   ---         $    60         $    60         $    60
Working capital                              $ 6,921             $ 5,666         $ 6,424         $ 5,145         $ 3,614
Stockholders' equity (1)                     $14,284             $13,756         $12,892         $11,073         $ 9,310

(1) During the five fiscal years ended February 28, 2001, no cash dividends have been declared on the Common Stock outstanding.
(2) Discontinued operations are discussed in Note 2 to the Consolidated Financial Statements.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------


Fiscal 2001 Compared to Fiscal 2000
-----------------------------------

     Total revenue for fiscal 2001 decreased $220,000 or 1.1%. Royalties decreased $127,000 or 2.4%. Paper and printing sales decreased $457,000 or 3.3%. These decreases were partially offset by an increase in interest and other income of $345,000 or 99%. Royalty revenues decreased due to the Company ceasing to recognize royalty revenue for three Franchises which closed due to a deterioration of their operations. Paper and printing sales decreased primarily due to lower sales of business stationery catalogs from the Company's catalog printing facility. Sales of business stationery catalogs were higher in the prior fiscal year due to the introduction of a new revised catalog in that fiscal year. Interest and other income increased due to licensing fees charged to Franchises in fiscal 2001 for use of Orderprinting.com, the Company's Internet based ordering system. These licensing fees amounted to $263,000 in fiscal 2001.

     Cost of paper and printing sales as a percentage of paper and printing sales was 86%, 83% and 85%, respectively, for fiscal 2001, 2000 and 1999. Fluctuations in this percentage result primarily from changes in the sales mix. Selling, general and administrative expenses represented 33%, 34% and 23% of gross revenues in fiscal 2001, 2000 and 1999, respectively. The increase in the fiscal 2001 and 2000 percentages was due primarily to provisions for doubtful accounts of $1,452,000 and $1,725,000, respectively, to provide for the deterioration of the financial condition of several Franchises which have significant receivable balances with the Company. In addition, the increase in fiscal 2001 expenses was due to additional programming costs related to the development of the Orderprinting.com/TM/ technology of approximately $306,000.

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

     Cost of paper and printing sales as a percentage of paper and printing sales was 83%, 85% and 84%, respectively, for fiscal 2000, 1999 and 1998. Fluctuations in this percentage result primarily from changes in the sales mix. Selling, general and administrative expenses represented 34%, 23% and 25% of gross revenues in fiscal 2000, 1999 and 1998, respectively. The increase in the fiscal 2000 percentage was due primarily to a $1,725,000 provision for doubtful accounts to reflect for the deterioration of the financial condition of several Franchises which have significant receivable balances with the Company. In addition, the increase in fiscal 2000 expenses was due to (I) severance costs in connection with the resignation of the Company's former President and CEO and the Company's Vice President of Marketing of approximately $120,000, (ii) the Company incurred relocation expenses related to the hiring of its new President and CEO, Vice President of Sales and Marketing, a new Vice President of Operations and a Director of National Sales of approximately $200,000, and (iii) additional programming costs related to the development of the Orderprinting.com/TM/ technology of approximately $200,000.

     The Company's effective tax rate in fiscal 2000 was significantly higher than fiscal 1999 because in fiscal 1999 the Company reversed the valuation allowance associated with its deferred tax assets.

Liquidity and Capital Resources
-------------------------------

     The Company generated cash from continuing operations of $347,000 during the fiscal year ended February 28, 2001. The Company employed the cash generated
(i) to make capital expenditures of approximately $150,000, primarily for printing equipment at the Company's printing facility, (ii) to make repurchases of the Company's Common Stock totaling $136,000, and (iii) to make principal payments on debt of $112,000. The Company's cash and cash equivalents decreased by $107,000 in fiscal 2001.

     The Company's cash generated from operations was reduced by the Company's continuing commitment to the franchise network in the form of working capital to enhance growth (note financing). Although the Company believes its financial involvement with certain franchisees is necessary, the Company intends to reduce this type of relationship in the future.

     Included in cash and cash equivalents are amounts received from national accounts on behalf of franchises which are remitted to the franchises weekly. The balance to be remitted amounted to $382,000 and $509,000 at February 28, 2001 and February 29, 2000, respectively.

     The Company intends to improve its working capital and cash positions during fiscal 2002 by focusing its efforts on cash collections and maintaining current inventory levels. Further, the Company intends to pursue new channels of distribution for its current products using Orderprinting.com/TM/.

     The Company believes that internally generated funds will be sufficient to satisfy its working capital and capital expenditure requirements for the foreseeable future; however, there can be no assurance that external financing will not be needed. During fiscal 2001, the Company renewed a $2 million line of credit with a bank. No advances have been made on the line as of May 21, 2001.

Selected Quarterly Financial Data
---------------------------------

Quarterly financial results were as follows: (000's omitted except per share data)

                                                 Quarters Ended
                                 May 31,    Aug. 31,     Nov. 30       Feb.28
Fiscal 2001

Revenues                         $5,205      $4,756       $4,878       $4,590
Operating income (loss)             813         617          380         (673)
Discontinued operations             ---         (31)         ---          ---
                                 ------      ------       ------       ------
Net income (loss)                $  496      $  346       $  243       $ (421)(a)
                                 ======      ======       ======       ======
Earnings (loss) per share:
   Basic                         $ 0.09      $ 0.07       $ 0.05       $(0.08)
                                 ======      ======       ======       ======
   Diluted                       $ 0.09      $ 0.07       $ 0.05       $(0.08)
                                 ======      ======       ======       ======

Fiscal 2000

Revenues                         $5,066      $4,998       $4,895       $4,690
Operating income (loss)           1,034         973          771         (570)
Discontinued operations             (28)        (10)         (62)        (257)
                                 ------      ------       ------       ------
Net income (loss)                $  644      $  623       $  440       $ (693)
                                 ======      ======       ======       ======
Earnings per share:
   Basic                         $ 0.12      $ 0.12       $ 0.09       $(0.14)
                                 ======      ======       ======       ======
   Diluted                       $ 0.12      $ 0.11       $ 0.08       $(0.14)
                                 ======      ======       ======       ======

-----------
(a) The loss in the 4th quarter is attributable primarily to additional bad debt expense related to a franchise closing in January 2001.


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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------

     None



Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------


                                                                                   Date Elected
Name                         Age                  Position                         Or Appointed
----                         ---                  --------                         ------------

William Wilkerson            59          Chairman of the Board, Chief
                                         Executive Officer and President           January 1978

Michael R. Hull              47          Chief Financial Officer, Treasurer
                                         and Secretary                             May 1996

John Galardi                 63          Director                                  November 2000

Jeff Hewson                  57          Director                                  October, 1999

Henry A. Johnson             65          Director                                  February 1975


     William Wilkerson has been Chairman of the Board and a Director of the Company since January 1986. He was Chief Executive Officer of the Company from May 1988 until October 1997. He was President and Chief Executive Officer of Business Cards Tomorrow, Inc. (a Florida corporation) from January 1978 to January 1982 and Chairman from January 1982 to January 1986. In February 2001, he was appointed Chief Executive Officer, and in May 2001 was appointed President as well.

     Michael R. Hull joined the Company in May 1996 and became Vice President/Chief Financial Officer and Treasurer beginning May 31, 1996. Mr. Hull is a certified public accountant, a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants and had previously worked in public accounting since 1985. Prior to joining the Company, Mr. Hull served as an audit senior manager with the accounting firm of Price Waterhouse LLP for three years.

     John N. Galardi was formerly a Director of the Company from August 1990 to November 1995. He joined the Board again in November 2000. He has been a franchisor for more than 30 years and is the Chairman of the Board of Galardi Group, Inc., a restaurant holding company based in Newport Beach, California, which operates 350 fast food restaurants. In addition, Mr. Galardi is an investor in several other private businesses.

     Jeff Hewson has over 30 years experience in the manufacture and distribution of office and computer supplies. In 1989 Mr. Hewson became President and Director of United Stationers Inc., a leading wholesale distributor of office and computer-related products. He retired as President of United Stationers at the end of 1995, but stayed on the United Stationers Board of Directors until November 1997. Mr. Hewson was also the master license franchisee for BCT Canada, which he successfully developed to nine (9) franchised plants which were sold back to the Company in 1989. Mr. Hewson is currently on the Board of Directors of Ampad, Inc., Dallas, Texas and he is Chairman of the Board for the Kingfield Heath Company, a leading wholesale distributor of office and computer supplies in the United Kingdom.

     Henry A. Johnson, founder of BCT, has been a Director of the Company since January 1986. Mr. Johnson was appointed Senior Vice President of the Company effective March 1, 2001. From January 1986 until October 1988, he was Senior Vice President/Operations of the Company. In February 1989, he accepted the additional responsibilities of Executive Vice President of BCT. Previously, he was Senior Vice President/Operations for Business Cards Tomorrow, Inc. (a Florida corporation), from January 1978. In March 1990, he retired from his position with BCT. Since March 1991, Mr. Johnson has owned and his family has operated private printing business, Colorful Copies, located in Las Vegas, Nevada.


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

Item 11.  Executive Compensation
--------  ----------------------

     (a) Board Compensation Committee Report on Executive Compensation

     The Compensation Committee of the Board of Directors, which is comprised of a majority of non-employee directors, has overall responsibility to review and recommend broad-based compensation plans for executive officers of the Company and its BCT subsidiary to the Board of Directors. Pursuant to recently adopted rules designed to enhance disclosure of companies' policies toward executive compensation, set forth below is a report submitted by Mr. Jeff Hewson in his capacity as the Chairman of the Board's Compensation Committee, addressing the Company's compensation policies for fiscal 2001 as they affected the Company's executive officers generally and Mr. William A. Wilkerson, Chairman of the Board and Chief Executive Officer since February 2001, and Mr. Peter T. Gaughn, President and Chief Executive Officer from April 1999 until February 2001, and President and Chief Operating Officer of the Company until May 2001. Mr. Gaughn's employment was terminated by the Company without cause as of May 25, 2001.

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

Relationship of Performance Under Compensation Plans

     Compensation paid Messrs. Wilkerson and Gaughn in fiscal 2001, as reflected in the following Tables, consisted of base salary and bonus.

Annual Bonus Arrangements

     The Company's annual bonuses to its executive officers, as indicated above,
are based on both objective and subjective performance criteria.   Objective
criteria include actual versus target annual operating budget performance and actual versus target annual income growth. Target annual income growth and target annual operating budgets utilized for purposes of evaluating annual bonuses are based on business plans which have been approved by the Board of Directors. Subjective performance criteria encompass evaluation of each officer's initiative and contribution to overall corporate performance, the officer's managerial ability, and the officer's performance in any special projects that the officer may have undertaken. Performance under the subjective criteria was determined at the end of fiscal 2001 after informal discussions with other members of the Board.

Mr. Wilkerson's Fiscal 2001 Compensation

     During fiscal 1993, the Compensation Committee approved a seven year employment contract for Mr. Wilkerson for fiscal years beginning in fiscal 1994. All of Mr. Wilkerson's fiscal 2001 compensation was paid pursuant to this contract. In June 1997, Mr. Wilkerson's contract was extended for an additional three year term through fiscal 2003. The agreement calls for minimum annual salary amounts of $300,000 during the employment term. In May 2000, the Compensation Committee increased Mr. Wilkerson's fiscal 2001 minimum annual salary to $315,000.

     In the event that Mr. Wilkerson is substantially incapacitated during the term of his employment for a period of 90 days in the aggregate during any twelve month period, the Company has the right to terminate his employment. Upon such termination, Mr. Wilkerson will receive one-half of his salary in effect on the date of termination for the remaining term of the agreement. Additionally, in the event of Mr. Wilkerson's death during his employment, his designated beneficiary or his estate shall be paid one-half of his salary in effect on the date of his death for the remaining term of the agreement.

Mr. Gaughn's Fiscal 2001 Compensation

     In May 1999, the Committee approved an employment agreement with Peter T. Gaughn, the President and Chief Executive Officer of the Company. The initial term of the employment agreement was three years, but was subject to automatic extension for successive one-year terms unless either party gives notice of its intent not to renew. The agreement called for minimum annual salary amounts during the initial three year term of $250,000, $262,000 and $276,000. In addition, the agreement provided for incentive compensation equal to 2.5% of the pretax income of the Company, subject to a limit of $125,000 in fiscal 2000 and the base salary thereafter. Additionally, the agreement granted options to purchase 400,000 shares of Common Stock of the Company at $2.25, of which 100,000 vested immediately and the remainder were scheduled to vest 15% annually over the next five years. Further, the agreement provided for the granting each year of options to purchase shares of the Company's Common Stock equal to the amount of the incentive compensation for that year divided by the market price of the Company's stock on the day preceding the payment of the incentive compensation. These options were to vest 25% immediately and 15% each year for five years thereafter. All of Mr. Gaughn's fiscal 2001 compensation was paid pursuant to his employment agreement.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE COMPANY'S BOARD OF DIRECTORS:

          Jeff Hewson      John Galardi       William Wilkerson

(c)  Compensation Tables

     The following tables set forth the compensation received for services in all capacities to the Company during its fiscal years ended February 28, 2001, February 29, 2000, and February 28, 1999, by the executive officers of the Company as to whom the total salary and bonus in the most recent year exceeded $100,000.

                            BCT International, Inc.
                            -----------------------
                          Summary Compensation Table
                          --------------------------
                       Fiscal Years 2001, 2000 and 1999
                       --------------------------------
                                 000's omitted
                                 -------------



                                                                                           Long-Term
                      Annual Compensation                                            Compensation Awards
--------------------------------------------------------------------------------------------------------------
                                                                                  Form of Payment
                                            Fiscal                                ---------------
Name                   Position              Year        Salary        Bonus      Cash     Shares    Options
----                   --------             ------       ------        -----      ----     ------    -------

W.A. Wilkerson         Chairman of            2001        $ 327 (1)     $ --      $ 327      ---         5 (3)
                       the Board              2000        $ 312 (1)     $ 40      $ 352      ---       ---
                                              1999        $ 312 (1)     $ 75      $ 387      ---         2 (2)

P.T. Gaughn            Chief Executive        2001        $ 273 (1)     $ 31      $ 304      ---        26 (6)
                       Officer and            2000        $ 218 (1)     $ 41      $ 259      ---       400 (5)
                       President


M.R. Hull              Chief Financial        2001        $ 106 (4)     $ --      $ 106                 15 (7)
                       Officer, Secretary     2000        $  96         $ 32      $ 128      ---       ---
                       and Treasurer          1999        $  92         $ 36      $ 128      ---       ---



(1)  Salary for fiscal 2001, 2000 and 1999 includes a $12 car allowance.
(2)  Options granted in fiscal 1999, all of which immediately vested.
(3)  Options granted in fiscal 2001, all of which immediately vested.
(4)  Salary for fiscal 2001 includes a $3 car allowance.
(5) Options granted in fiscal 2000, 25% of which immediately vested and the remainder vesting over five years.
(6) Options granted in fiscal 2001, 25% of which immediately vested and the remainder vesting over five years.
(7) Options granted in fiscal 2001, 25% of which immediately vested and the remainder vesting over five years.

                            BCT International, Inc.
                            -----------------------
                    Aggregated Option Exercises and Year-End
                    ----------------------------------------
                         Option Values for Fiscal 2001
                         -----------------------------
                                 000's omitted
                                 -------------





                                                                               Number of          Value of
                                                                               Unexercised        In-The-Money
                                                                               Options at         Options at
                                                 Shares                        2/28/01 (#)        2/28/01 ($)
                                                 Acquired on    Value          Exercisable/       Exercisable/
Name                          Position           Exercise #     Realized ($)   Unexercisable      Unexercisable
----                          --------           -----------    ------------   -------------      -------------

W.A. Wilkerson                Chairman and
                              Chief Executive         ---          $ ---           336 / 0           $  11 / 0
                              Officer

P.T. Gaughn                   President and
                              Former Chief            ---          $ ---           204 / 260         $  22 / 0
                              Executive Officer

M.R. Hull                     Chief Financial         ---          $ ---            18 /12           $   0 / 0
                              Officer, Secretary
                              and Treasurer


                            BCT International, Inc.
                            -----------------------
                       Executive Management Compensation
                       ---------------------------------
                       Option Grants in Fiscal Year 2001
                       ---------------------------------
                                 000's omitted
                                 -------------




                                                                                            Potential
                                                                                            Realizable Value
                                                                                            at Assumed
                                                % of Total                                  Annual Rates of
                                                Options                                     Stock Price
                                     Options    Granted to    Exercise      Expiration      Appreciation
Name                Position         Granted    Employees     Price         Date            for Option Term
----                --------         -------    ----------    --------      -----------     -----------------
                                                                                            5% ($)    10% ($)


W.A. Wilkerson   Chairman and
                 Chief Executive
                 Officer               5,000          5%       $ 1.625         5/11/10        $ 13     $  21

P.T. Gaughn      President and Formerly
                 Chief Executive
                 Officer              26,150         26%       $ 1.625         5/11/10        $ 69     $ 110

M.R. Hull        Chief Financial
                 Officer              15,000         15%       $ 1.625         5/11/05        $ 31     $  39

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     The following table sets forth as of May 25, 2001, information with respect to the only persons known to the Company to be beneficial owners of more than 5% of the Company's outstanding Common Stock , as well as the beneficial ownership of all directors and officers of the Company individually and all directors and officers as a group. Based on the information available to the Company, except as set forth in the accompanying footnotes, each person has sole investment and voting power with respect to the shares of common stock indicated. At May 25, 2001, 5,142,506 shares of Common Stock were outstanding, excluding treasury shares held for the account of the Company.



                                                                                 Percent of
                                                   Number of Shares              Outstanding
Name                                             Beneficially Owned (1)          Common Stock
----                                             ----------------------          -------------

Certain Beneficial Owners:

Steven N. Bronson                                         618,442                   12.03%
 B & B Management Group II, Inc.
 16 East 52nd Street, Suite 501
 New York, NY 10022

Bill LeVine                                               702,532 (2)               13.46%
 2299 Caliente Drive
 Palm Springs, CA  92264


Officers and Directors:

William A. Wilkerson                                    1,328,057 (3)               24.27%
Henry A. Johnson                                          109,347 (4)                2.11%
Jeff Hewson                                                70,541 (5)                1.36%
John Galardi                                               22,500 (6)                 .44%
Michael R. Hull                                            20,900 (7)                 .40%

Officers and Directors as a group (5 persons)           1,551,345 (8)               27.79%


----------------------

(1) This column sets forth shares of Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13D-3 of the Securities and Exchange Commission ("SEC").

(2)  Includes 78,750 shares covered by currently exercisable stock options.

(3)  Includes 330,000 shares covered by currently exercisable stock options.

(4)  Includes 36,250 shares covered by currently exercisable stock options.

(5)  Includes 30,000 shares covered by currently exercisable stock options.

(6)  Includes 22,500 shares covered by currently exercisable stock options.

(7)  Includes 20,400 shares covered by currently exercisable stock options.

(8)  Includes 439,150 shares covered by currently exercisable stock options.

Item 13.    Certain Relationships and Related Transactions
--------    ----------------------------------------------

     In February 1996, a company of which Mr. Wilkerson, the Chairman of the Board and Chief Executive Officer, is a 50% shareholder, purchased the Honolulu, Hawaii franchise (the "Hawaii Franchise") for a total purchase price of $400,000 plus accounts receivable and inventory. The purchase price was payable pursuant to a $325,000 promissory note, representing an assumption of the prior franchisee's debt to the Company and a $108,000 promissory note representing the value of the inventory and accounts receivable acquired. The $325,000 note bears interest at 8% per year and requires equal monthly payments of principal and interest for 10 years based on a 15-year amortization, with a balloon payment due at the end of 10 years. The $108,000 note bears interest at 8% per year and is payable in five years pursuant to equal monthly payments of principal and interest. During fiscal 1997, the Company advanced an additional $65,000 to the Hawaii Franchise in exchange for three promissory notes due February 28, 1997 bearing interest of 8% (the "$65,000 notes"). The Hawaii Franchise notes were secured by pledges of substantially all of the assets of the Hawaii Franchise, as well as the joint and several personal guarantees of the shareholders.

     As of May 2001, the Hawaii Franchise was 57 months behind on payments under the $325,000 note and 57 months behind on payments under the $108,000 note. No payments have been made on the $65,000 notes. Further, the Hawaii Franchise's debt to the Company for paper purchases, royalties and other advances totaling $581,000 was more than 90 days past due. In fiscal 1999, the Company advanced $167,000 to the owners of the Hawaii Franchise. Reserves have been recorded by the Company on the accounts and notes receivable relating to the Hawaii Franchise. In May 2000, in order to further secure his obligations to the Company in connection with the Hawaii Franchise, Mr. Wilkerson pledged 100,000 shares of the Company's Common Stock as collateral for those obligations.

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

     In May 2001, the Board of Directors approved the Company's purchase of 50% of the Hawaii Franchise from Mr. Wilkerson's partner in exchange for forgiveness of 50% of the principal amounts owed to the Company by the Hawaii Franchise ($566,000). In connection with the purchase, the Company will realize a loss amounting to approximately $466,000, representing the excess of amounts forgiven over the fair market value of the assets acquired. This loss was specifically reserved for in a prior year. In connection with this transaction, the Company received a promissory note from Mr. Wilkerson for the remaining principal balance due the Company ($566,000). The note bears interest of 8% and requires monthly instalments of principal and interest consisting of Mr. Wilkerson's proportional share of the monthly cash flow of the business until May 25, 2006, when the remaining principal and accrued interest is due.

     Effective May 8, 1999, the Company entered into a three-year employment agreement with Peter T. Gaughn, its President and Chief Executive Officer. The agreement provided for a base salary of $250,000 during the first year with minimum 5% salary increases thereafter. In addition, the agreement provided for incentive compensation equal to 2.5% of the Company's pre-tax income, subject to a limit of $125,000 in fiscal 2000 and the base salary thereafter.
Additionally, the agreement provided for the grant of options to purchase 400,000 shares of Common Stock at $2.25, of which 100,000 shares vested immediately and the remainder were to vest in annual increments of 60,000 shares over the next five years. In addition, the agreement provided for the granting each year of options to purchase a number of shares of Common Stock equal to the amount of incentive compensation for that fiscal year divided by the market price of the Common Stock on the day preceding the payment of the incentive compensation. These options will vest 25% immediately and 15% each year for five years thereafter.

     Effective May 25, 2001, Mr. Gaughn's employment with the Company was terminated without cause. As prescribed by Mr. Gaughn's employment agreement, Mr. Gaughn will receive his $276,000 annual salary until May 2002. In addition, Mr. Gaughn was paid $39,000, representing the incentive compensation due him for fiscal 2001 and the first three months of fiscal 2002, and accrued vacation. The Company will take a charge in operations for the previously unrecorded costs associated with the pay out of Mr. Gaughn's employment agreement in the first quarter of fiscal 2002.

     Effective March 1, 2001, the Company entered into a two-year employment agreement with Henry A. Johnson, a Director and the Company's founder. Under the agreement, Mr. Johnson will serve as Senior Vice President of the Company and will earn an annual salary of $130,000 plus an annual car allowance of $12,000.

     Effective February 22, 2001, the Company entered into an oral consulting agreement with Jeffrey Hewson, a Director. Under the arrangement, Mr. Hewson is paid $3,500 monthly in addition to his monthly director fee, and is reimbursed for all related expenses. Pursuant to the agreement, Mr. Hewson is required to perform an operational review of the Company and provide management of the Company with a report on same and to assist management in developing and implementing the future strategic direction of the Company.

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

              10.2 Amendment dated June 12, 1997 to employment agreement between the Company and William A. Wilkerson, as filed with the SEC as Exhibit 10.2 to the Company's report on Form 10-K for the fiscal year ended February 28, 1998 is incorporated herein by reference.

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

              10.7 Stock pledge agreement between the Company and William A. Wilkerson dated May 30, 2000 as filed with the SEC as exhibit 10.6 to the Company's report on Form 10-K for the fiscal year ended February 29, 2000 is incorporated herein by reference.

              10.8 Employment agreement between the Company and Henry A. Johnson dated February 26, 2001.

              10.9 Agreement dated May 25, 2001 among Business Cards Tomorrow, Inc. and South Pacific Wholesale Printers, Inc., William A. Wilkerson, Val Antrim, and Rosemary Antrim.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BCT INTERNATIONAL, INC.
                                               (Registrant)


     DATE:       May 29, 2001            By:  William A. Wilkerson
             --------------------             --------------------
                                              William A. Wilkerson
                                              Chairman, Chief Executive
                                              Officer and Director


     DATE:       May 29, 2001            By:  Michael R. Hull
             -------------------              ---------------
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


                                              Henry A. Johnson
                                              ----------------
                                              Henry A. Johnson
                                              Director

                                              Date:   May 29, 2001



John Galardi                                  Jeff Hewson
------------                                  -----------
John Galardi                                  Jeff Hewson
Director                                      Director

Date:  May 29, 2001                           Date:  May 29, 2001

                            BCT INTERNATIONAL, INC.
                            -----------------------

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
           --------------------------------------------------------

Financial Statements:                                                                        Page Numbers
--------------------                                                                         ------------
Report of Independent Certified Public Accountants                                           D-2

 Consolidated Balance Sheets at February 28, 2001 and February 29, 2000                      D-3

 Consolidated Statements of Operations for the three fiscal years ended February 28, 2001    D-4

 Consolidated Statements of Changes in Stockholders' Equity
     for the three fiscal years ended February 28, 2001                                      D-5

 Consolidated Statements of Cash Flows for the three fiscal years ended February 28, 2001    D-6 to D-7

 Notes to Consolidated Financial Statements                                                  D-8 to D-20

Schedules:
---------

 For the fiscal years ended February 28, 2001, February 29, 2000 and February
 28, 1999:

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



               Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of BCT International, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BCT International, Inc. and its subsidiaries at February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
May 25, 2001



                                      D-2
                                    Page 21

BCT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(000's omitted)




                                                             February 29, 2000    February 28, 2001
                                                             -----------------    -----------------
               ASSETS
               ------

Current Assets:
 Cash and cash equivalents                                        $  1,799             $  1,906
 Accounts and notes receivable, net                                  3,568                3,293
 Inventory, net                                                      2,352                2,359
 Assets held for sale                                                   63                  268
 Prepaid  expense and other current assets                              71                  140
 Deferred income taxes                                                 321                  482
                                                                  --------             --------
   Total current assets                                              8,174                8,448

Accounts and notes receivable, net                                   6,362                7,275
Property and equipment at cost, net                                    473                  529
Deferred income taxes                                                  925                  722
Deposits and other assets                                               24                   89
Trademark and other intangible assets, net                             232                  258
                                                                  --------             --------
   Total assets                                                   $ 16,190             $ 17,321
                                                                  ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable                                                 $    597             $  1,111
 Notes payable                                                          86                  104
 Accrued liabilities                                                   403                1,349
 Deferred revenue                                                      167                  218
                                                                                       --------
   Total current liabilities                                         1,253                2,782
Deferred revenue                                                       417                  453
Notes payable, less current maturities                                 236                  330
                                                                  --------             --------
   Total liabilities                                                 1,906                3,565
                                                                  --------             --------
Commitments and contingencies (Note 11)                                ---                  ---
                                                                  --------             --------
Stockholders' equity:
 Common stock, $.04 par value, authorized 25,000,
  5,822 shares (5,822 shares in 2000) issued and outstanding           233                  233
 Paid in capital                                                    12,597               12,597
 Retained earnings                                                   2,998                2,334
                                                                  --------             --------
                                                                    15,828               15,164
Less: Treasury stock, at cost 686 shares, (591 shares in 2000)      (1,544)              (1,408)
                                                                  --------             --------
      Total stockholders' equity                                    14,284               13,756
                                                                  --------             --------
      Total liabilities and stockholders' equity                  $ 16,190             $ 17,321
                                                                  ========             ========




The accompanying notes are an integral part of these consolidated financial statements.



BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except per share data)


                                                                  For the             For the             For the
                                                             Fiscal year ended   Fiscal year ended   Fiscal year ended
                                                             February 28, 2001   February 29, 2000   February 28, 1999
                                                             -----------------   -----------------   -----------------

Revenues:

 Royalties and Franchise fees                                     $ 5,267             $ 5,394             $ 5,356
 Paper and printing sales                                          13,424              13,881              12,817
 Sales of franchises                                                   46                  27                  87
 Interest and other income                                            692                 347                 346
                                                                  -------             -------             -------
                                                                   19,429              19,649              18,606
                                                                  -------             -------             -------
Expenses:
 Cost of paper and printing sales                                  11,605              11,574              10,939
    Selling, general and
  administrative                                                    6,455               6,619               4,290
 Depreciation and amortization                                        232                 189                 186
                                                                  -------             -------             -------
                                                                   18,292              18,382              15,415
                                                                  -------             -------             -------

Income from continued operations before legal
 settlement and income taxes                                        1,137               1,267               3,191
Legal settlement                                                      ---                 941                 ---
                                                                  -------             -------             -------
Income from continued operations before income taxes                1,137               2,208               3,191
Income tax provision                                                  442                 837                 690
                                                                  -------             -------             -------
Income from continued operations                                      695               1,371               2,501

Discontinued operations:
 Loss from Company owned Franchises
 operated under a plan of disposition, net of
 tax benefit of $19, $217 and $130, respectively                      (31)               (357)               (327)
                                                                  -------             -------             -------

Net income                                                        $   664             $ 1,014             $ 2,174
                                                                  =======             =======             =======

Net income (loss) per common share

Income from continued operations                                  $   .13             $   .26             $   .47
Loss from discontinued operations                                    (.01)               (.07)               (.06)
                                                                  -------             -------             -------
  Basic                                                           $   .13             $   .19             $   .41
                                                                  =======             =======             =======

Income from continued operations                                  $   .13             $   .25             $   .45
Loss from discontinued operations                                    (.01)               (.06)               (.06)
                                                                  -------             -------             -------
  Diluted                                                         $   .13             $   .19             $   .39
                                                                  =======             =======             =======



The accompanying notes are an integral part of these consolidated financial statements.



BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(000's omitted)




                                                               Common Stock                     Retained
                                                             ------------------                 Earnings
                                                             Number of     Par       Paid In  (Accumulated   Treasury
                                                               Shares     Value      Capital     Deficit)      Stock         Total
                                                             ---------   ------      -------  ------------   --------        -----

Balance March 1, 1998                                          5,573    $    223     $ 12,254       (845)  $       (559)   $ 11,073

Treasury stock purchases                                         ---         ---          ---        ---           (571)       (571)

Exercise of warrants                                             176           7          240        ---            ---         247

Other changes                                                      4         ---           12        ---            (36)        (24)

Dividends on convertible preferred stock                         ---         ---          ---         (7)           ---          (7)

Net income                                                       ---         ---          ---      2,174            ---       2,174
                                                             -------    --------     --------   --------   ------------    --------

Balance February 28, 1999                                      5,753         230       12,506      1,322         (1,166)     12,892

Exercise of options                                               28           1           33        ---            ---          34

Treasury stock purchases                                         ---         ---          ---        ---           (206)       (206)

Conversion of preferred stock                                     41           2           58        ---            ---          60

Other changes                                                    ---         ---          ---         (2)           (36)        (38)

Net income                                                       ---         ---          ---      1,014            ---       1,014
                                                             -------    --------     --------   --------   ------------    --------

Balance February 29, 2000                                      5,822         233       12,597      2,334         (1,408)     13,756

Treasury stock purchases                                         ---         ---          ---        ---           (136)       (136)

Net income                                                       ---         ---          ---        664            ---         664
                                                             -------    --------     --------   --------   ------------    --------

Balance February 28, 2001                                      5,822    $    233     $ 12,597    $ 2,998   $     (1,544)   $ 14,284
                                                             =======    ========     ========   ========   ============    ========




The accompanying notes are an integral part of these consolidated financial statements.



BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)


                                                                  For the             For the             For the
                                                             Fiscal year ended   Fiscal year ended   Fiscal year ended
                                                             February 28, 2001   February 29, 2000   February 28, 1999
                                                             -----------------   -----------------   -----------------

Cash flows from operating activities:
 Net income                                                        $  664            $  1,014            $  2,174
 Plus loss from discontinued operations                                31                 357                 327
                                                                   ------            --------            --------
 Income from continuing operations                                    695               1,371               2,501
 Adjustments to reconcile income from continuing
  operations to net cash provided by
   operating activities:
 Deferred income taxes                                                (42)               (482)                411
 Depreciation and amortization                                        232                 189                 186
 Provision for doubtful accounts                                    1,452               1,725                 350
 Provision for inventory obsolescence                                  30                  76                 145
 Other adjustments                                                     31                  31                  31
Changes in assets and liabilities:
 Accounts and notes receivable                                       (615)             (2,115)             (1,375)
    Inventory                                                         (23)                (85)                 87
 Prepaid expenses and other  current assets                           134                  59                 (39)
 Accounts payable                                                    (514)                267                (420)
 Accrued liabilities                                                 (946)                596                 (24)
 Deferred revenue                                                     (87)                159                 (28)
                                                                   ------            --------            --------
Net cash provided by continuing operations                            347               1,791               1,825
Net cash used by discontinued operations                              (31)               (354)               (812)
                                                                   ------            --------            --------
Net cash provided by operating activities                             316               1,437               1,013
                                                                   ------            --------            --------

Cash flows from investing activities:
 Capital expenditures for property and equipment                     (150)               (262)                (82)
 Discontinued operations                                              (25)                (90)               (312)
                                                                   ------            --------            --------
Net cash (used by) investing activities                              (175)               (352)               (394)
                                                                   ------            --------            --------
Cash flows from financing activities:
 Treasury stock purchases and other                                  (136)               (242)               (607)
 Dividend on Series A Preferred Stock                                 ---                  (2)                 (7)
 Exercise of stock options and warrants                               ---                  34                 247
 Repayments on borrowings                                            (112)               (112)                (98)
                                                                   ------            --------            --------
Net cash  (used by) financing activities                             (248)               (322)               (465)
                                                                   ------            --------            --------
Net (decrease) increase in cash and cash equivalents                 (107)                763                 154
 Cash and cash equivalents at beginning of year                     1,906               1,143                 989
                                                                   ------            --------            --------
 Cash and cash equivalents at end of year                          $1,799            $  1,906            $  1,143
                                                                   ======            ========            ========
Supplemental disclosures:
-------------------------
Interest paid during the year                                      $   41            $     48            $     57
                                                                   ======            ========            ========
Income taxes paid during the year                                  $  823            $    725            $    200
                                                                   ======            ========            ========

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

In fiscal 1998, the Company exchanged accounts and notes receivable amounting to $380 and took notes receivable amounting to $498 in connection with the purchase and resale of the Boston franchise.



The accompanying notes are an integral part of these consolidated financial statements

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(000's omitted, except share data)



NOTE 1:    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------    -------------------------------------------------------

Business

     BCT International, Inc. (the "Company"), franchises wholesale thermography printing Franchises through its wholly-owned subsidiary, Business Cards Tomorrow, Inc. (BCT), for which it receives initial franchise fees and continuing royalties. BCT Franchises are located in 36 states, Canada and Argentina.

     As of February 28, 2001, there are no franchises owned by BCT. As of February 29, 2000, BCT directly owned one franchise which is held for sale. At February 28, 1999, BCT, through its wholly-owned subsidiary BCT Enterprises, Inc., owned two franchises and directly owned one franchise. BCT's ownership interest in one of the Company owned franchises was 70%. The Company adopted a plan of disposition for its three Company owned franchises effective February 28, 1999 and accordingly the results of operations of these franchises are presented as discontinued operations. The Company also sells paper stock and catalogs to franchisees.

Principles of Consolidation and Discontinued Operations

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The remaining net assets of the Company owned franchises are reflected in assets held for sale. The results of operations of the Company owned franchises, including the estimated losses through the dates of disposition, are included in discontinued operations.

Management Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying financial statements relate to accounts receivable allowances and the tax valuation allowance. Actual results could differ from those estimates.

Fair Value of Financial Instruments

   The carrying amount of cash and cash equivalents, accounts and notes receivable (net of the allowance for doubtful accounts), accounts payable and notes payable approximate fair value as of February 28, 2001 and February 29, 2000.

Inventory

     Inventory, consisting primarily of paper products, printing supplies and catalogs for sale to the franchises, is stated at the lower of cost (first in, first out method) or market. As of February 28, 2001 and February 29, 2000, the allowance for obsolete inventory was $75 and $74, respectively.

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



BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except share data)


Company Owned Franchises

   Acquisitions of Company owned franchises have been accounted for as purchases. Operations of the businesses acquired have been included in the accompanying consolidated statements of operations from their respective dates of acquisition. The Company sold one Company owned franchise in fiscal 2001. On January 31, 2001, the Company took back this franchise, ceased operations of the
franchise and liquidated the assets.   The Company acquired one franchise in
fiscal 1999, and acquired and resold one franchise in fiscal 1998.  (See Note
2).

Assets Held for Sale

   Assets held for sale, which consisted primarily of the remaining net assets of the Merrimack, New Hampshire franchise, are carried at the lower of cost or market value.

Trademark and Other Intangible Assets

   The trademark is amortized using the straight-line method over 17 years. Intangible assets consist of the excess of purchase price over the fair value of the net assets acquired relating primarily to the acquisition of the Canadian franchise rights in fiscal 1994. The amortization period for the Canadian franchise rights is 19 years, which represented the remaining life of the franchise agreement acquired. As of February 28, 2001 and February 29, 2000, accumulated amortization of intangible assets amounted to $242 and $216, respectively.

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

Continuing Franchise Royalties, Paper and Printing Revenues

   Continuing franchise royalties and paper and printing revenues are recognized monthly when earned. Collectibility of these revenues is assessed on a regular basis. The allowance for doubtful accounts is established through a provision for losses charged to selling, general and administrative expense. Accounts receivable are charged off against the allowance for doubtful accounts when management believes that collectibility is unlikely. Management believes the allowance will be adequate to absorb probable losses in existing accounts and notes receivable that may become uncollectible. Certain franchise royalties are recorded on a cash basis when collection is determined by management to be uncertain. In fiscal 2001 and 2000, respectively, $182 and $96 of royalties were not recorded as revenue due to uncertainty of collection.

Licensing Fees

   The Company charges franchises an annual license for the use of Orderprinting.com, the Company's internet based ordering system. These fees are recognized over the term of the licensing agreement, (one year).



BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except share data)

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


Earnings Per Common Share

   Basic earnings per share equals net income available to common stockholders divided by the number of weighted average common shares outstanding. Diluted earnings per share includes potentially dilutive securities such as stock options, warrants and convertible securities.

   A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is illustrated below:


                                             2001      2000       1999
                                            ------    ------     ------

Income from continued operations            $  695    $1,371     $2,501
Loss from discontinued operations              (31)     (357)      (327)
                                            ------    ------     ------
Net income                                     664     1,014      2,174
Preferred stock dividend                       ---        (2)        (7)
                                            ------    ------     ------
Basic earnings                              $  664    $1,012     $2,167
                                            ======    ======     ======
Weighted average common shares - basic       5,214     5,257      5,323
Effect of stock options and warrants            21       131        273
                                            ------    ------     ------
Weighted average common shares - diluted     5,235     5,388      5,596
                                            ======    ======     ======

Cash and Cash Equivalents

   For the purposes of reporting cash flows, cash and cash equivalents include investments with original maturities of ninety days or less at purchase date.


BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except share data)


NOTE 2:    DISCONTINUED OPERATIONS
-------    -----------------------

   On February 28, 1999, the Company's Board of Directors approved a decision to discontinue the operations comprising its Company owned franchises. The Company owned franchises included the 100% owned franchises in Delray Beach, Florida and Merrimack, New Hampshire and the 70% owned franchise in Louisville, Kentucky. During fiscal 2000 the Company sold the Delray Beach and Louisville franchises. Both transactions included the Company taking promissory notes equal to the respective sales price. Gains, if any, will be recognized over the life of the promissory notes as payments are received. The $357 loss from discontinued operations for fiscal 2000 is net of a $217 income tax benefit generated by the loss and includes $121 of anticipated losses to be incurred by the Merrimack, New Hampshire Franchise through its disposition in fiscal 2001 and the anticipated loss on the sale of $136 and additional costs of the sale of $53.
In September 2000, the Company sold the assets of the Merrimack New Hampshire franchise in exchange for a $150 promissory note. In January 2001, the Company reacquired the assets of the Merrimack franchise in exchange for foregiveness of the $150 promissory note. The Company ceased operating the franchise and liquidated the assets of the franchise.

   The $31 loss from discontinued operations for the year ended February 28, 2001 is net of a $19 income tax generated by the loss. The $327 loss from discontinued operations for the year ended February 28, 1999 is net of a $130 income tax benefit generated by the loss, and included $89 of anticipated losses to be incurred by the Merrimack, New Hampshire franchise in fiscal 2000.

   Sales from these discontinued operations were $350, $1,431 and $2,643 for the years ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively.

The components of net assets of discontinued operations included in the consolidated balance sheets at February 28, 2001 and February 29, 2000 are as follows:

                         2001     2000
                        ------   ------
Cash                     $ 2    $   10

Accounts receivables      52       120

Inventories               --        27

Property and equipment     9       165

Other                     --       211

Accounts payable and
 accrued liabilities      --      (265)
                         ---    ------
                         $63    $  268
                         ===    ======




BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except share data)


NOTE 3:    ACCOUNTS AND NOTES RECEIVABLE
-------    -----------------------------

   Accounts and notes receivable consist of the following:


                                                  February 28, February 29,
                                                      2001         2000
                                                  ------------ ------------
     Franchise fees and royalties
      receivable                                    $ 1,349      $  1,653

     Paper sales receivable
      from franchisees                                4,237         4,885

     Notes receivable from sale of
      franchises, interest at 7%
      to 12%, due in monthly
      installments through 2014                       2,914         2,797

     Notes receivable due from franchisees,
      interest at 8% to 12%, payable
      in monthly installments through
      2014                                            3,566         3,333

     Other                                              461           354
                                                    -------      --------
                                                     12,527        13,022

     Less - allowance for doubtful accounts          (2,597)       (2,454)
                                                    -------      --------
                                                      9,930        10,568

     Less - amounts not expected to
      be collected within one year,
      net of $2,245 allowance
      for doubtful accounts
      ($2,299 in 2000)                               (6,362)       (7,275)
                                                    -------
                                                    $ 3,568      $  3,293
                                                    =======      ========


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

   At February 28, 2001, approximately $3,385 ($4,177 in 2000) of accounts and notes receivable, although currently due, are classified long term, based upon historic payment performance of the franchisees. A significant portion of the allowance for doubtful accounts relates to these accounts and notes receivable.



BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except share data)

   At February 28, 2001, $485 ($485 in 2000) of notes receivable, with an 8% interest rate per annum are related to the purchase of a franchise by South Pacific Wholesale Printers, Inc. ("SPWP") The Chairman of the Board of the Company owns 50% of SPWP and was a guarantor of SPWP's debt to the Company. Accounts receivable for paper and royalties from this Franchise as of February 28, 2001, amounted to $418 ($404 in 2000). Reserves have been recorded on the receivables relating to this Franchise. Revenues from the Hawaii Franchise amounted to $155 in fiscal 2001 ($194 in fiscal 2000 and $154 in fiscal 1999). On May 25, 2001, the Company purchased a 50% interest in South Pacific Wholesale Printers, Inc. from the Chairman's partner in exchange for forgiveness of 50% of the principal amounts due to the Company by the Franchise, ($566). As a result of the purchase, the Company will realize a loss of approximately $466 in fiscal 2002 representing the excess of amounts owed over the fair market value of the assets acquired. This loss was specifically reserved for in a prior year. In connection with the purchase transaction, the Company received a promissory from the Chairman for the remaining principal balance due the Company, ($566). This note bears interest of 8% and is payable in monthly instalments equal to the Chairman's proportionate share of the monthly cash flow of the Franchise until May 25, 2006 when the remaining principal and accrued interest is due. In May 2000, the Chairman pledged 100,000 shares of the Company's Common Stock to secure his guarantee of SPWP's debt to the Company.

   Provision for doubtful accounts for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 was approximately $1,452, $1,725 and $350, respectively.

   Interest income is recognized on accounts and notes receivable when it is received.

NOTE 4:    PROPERTY AND EQUIPMENT
-------    ----------------------

     Major classifications of property and equipment are as follows:

                                                                                       Estimated
                                                        February 28,   February 29,   useful lives
                                                            2001           2000        (in years)
                                                        ------------   ------------   ------------

Leasehold improvements                                   $    45         $   136          5 - 7
Machinery and equipment                                      523             461         3 - 20
Furniture, fixtures and other equipment                      230             220         5 - 10
Computers                                                    813             729          3 - 5
Other                                                         96              87          3 - 5
                                                         -------         -------
                                                           1,707           1,633
Less - accumulated depreciation and amortization          (1,234)         (1,104)
                                                         -------         -------
                                                         $   473         $   529
                                                         =======         =======

NOTE 5:    SALES AND ACQUISITIONS OF COMPANY OWNED FRANCHISES
-------    --------------------------------------------------

   On August 1, 1999, the Company sold its 70% ownership in the Louisville, Kentucky Company owned Franchise in exchange for a $495, fifteen-year promissory note bearing interest which escalates to 9%. No gain was recognized on the sale. The Company has included the results of operations of the Louisville, Kentucky Company owned Franchise prior to the sale, income of $34, as discontinued operations in the consolidated statement of operations.

   On May 14, 1999, the Company sold the Delray Beach, Florida Company owned franchise in exchange for a $550, ten-year promissory note bearing interest of 7.5%. In addition, the Company received approximately $58 for accounts receivable. The transaction resulted in deferred revenue of approximately $423, which will be recognized over the life of the promissory note beginning in fiscal 2000. The Company has included the results of operations of the Delray Beach Company owned Franchise prior to the sale, a loss of $107, as discontinued operations in the consolidated statement of operations. During fiscal 2001, the Company recognized $36 of deferred revenue related to this sale.

   On September 28, 1998, the Company executed an asset purchase agreement whereby it acquired certain assets of the BCT franchise in Merrimack, New Hampshire (the "Merrimack Franchise") in exchange for cash and notes and accounts receivable due the Company amounting to approximately $737. The Company has included the results of operations of the Merrimack Franchise since the acquisition, a loss of $521, including $210 of anticipated future losses to the date of disposition, as discontinued operations



BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except share data)


in the consolidated statement of operations for fiscal 2000 and 1999. The net assets of the Merrimack Franchise are included in assets held for sale in the accompanying consolidated balance sheets as it is management's intent to resell the Merrimack Franchise. Prior to the acquisition, the Company wrote off against the allowance for doubtful accounts, $237 of receivables due from the Merrimack Franchise. As a result, the initial net asset value for the Merrimack Franchise was $500. As of February 29, 2000, the Company wrote down the carrying amount of this franchise to approximately $250. The resulting charge to earnings of $135 is included as discontinued operations in the accompanying consolidated statement of operations.

NOTE 6:    NOTES PAYABLE:
-------    -------------

 Notes payable consist of the following:

                                                                                        February 28,   February 29,
                                                                                             2001          2000
                                                                                        ------------   ------------
 Note payable to prior owner of Company owned
  franchise, monthly principal and interest payments
  of $2, interest at 8% per annum, through August 2004                                      $  67       $    83

 Notes payable relating to acquisitions, monthly
  payments of principal and interest at 8%                                                    255           351
                                                                                            -----      --------
                                                                                              322           434
Less  -  current maturities                                                                   (86)         (104)
                                                                                            -----      --------
                                                                                            $ 236      $    330
                                                                                            =====      ========

 Scheduled maturities after February 28, 2001 for notes payable are as follows:

                          Fiscal                        Amount
                           Year                        Payable
                          ------                       -------
                           2002                         $  86
                           2003                            92
                           2004                            97
                           2005                            47
                                                        -----
                                                        $ 322
                                                        =====

   In September 2000, the Company renewed a $2 million line of credit with a bank. The line of credit is collateralized by receivables and inventory and bears interest at LIBOR + 2.35%, interest is payable monthly. As of February 28, 2001, no advances have been made on this line.

NOTE 7:    PREFERRED STOCK
-------    ---------------

   Dividends on preferred stock were cumulative and accrued from the date of original issue at a 12% rate per annum, payable quarterly on the first day of each January, April, July and October. Dividends in arrears were non-interest bearing. Dividends were either fully paid or declared and aggregated for payment prior to the declaration of dividends on the common shares. The Series A preferred stock was non-voting, except as it relates to any action affecting the terms of the priority of the preferred stock.

   Upon the event of a voluntary or involuntary liquidation, the holders of the Series A preferred stock were entitled to receive $1.00 per share plus all accrued and unpaid dividends. The Series A preferred stock was convertible into common stock at a



BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except share data)

ratio of 1.48 shares of preferred stock for each share of common stock. The Company had the option to require conversion of the preferred stock beginning two years after the date of issuance if the common stock closing price or last reported sales price is at least $7.00 per share for 10 consecutive business days.


   On May 1, 1999, 60 shares of Series A preferred stock were voluntarily converted into 41 shares of common stock, respectively. As such, no Series A preferred stock remains outstanding.


NOTE 8:    STOCKHOLDERS' EQUITY
-------    --------------------

Warrants
--------

   During fiscal 1999, 308 warrants were exercised and 200 warrants expired.
Of the 308 warrants exercised, 187 were exercised in exchange for 55 shares of common stock. The remainder were exercised for cash. No warrants were granted during fiscal 2001, 2000 and 1999 or remain outstanding at February 28, 2001.

Stock Options
-------------

   The Company has an employee stock option plan for certain employees. The plan is administered by a committee of two directors of the Company (the Committee) which determines who is eligible to participate, the number of shares for which options are to be granted and the amounts that may be exercised within a specified term. The option exercise price is generally established by the Committee at 100% of the fair market value of the Common Stock on the date the option is granted. All options granted during the fiscal years 2001, 2000 and 1999 were granted at an exercise price per share equal to the fair market value of the Company's Common Stock on the date of grant. Employee options generally vest over five years and have a ten year term. At February 28, 2001, options for 305,000 shares were available for future grants.

   In December 2000, the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's Common Stock.

A summary of stock option activity is as follows (share amounts in 000's):

                                 Fiscal 2001           Fiscal 2000            Fiscal 1999
                            --------------------  ----------------------  ---------------------
                                      Weighted                Weighted               Weighted
                                       Average                 Average                Average
                                      Exercise                Exercise               Exercise
                            Shares      Price      Shares       Price      Shares      Price
                            -------  -----------  ---------  -----------  --------  -----------
Outstanding at beginning
  of year                    1,297      $2.07       1,136       $2.01      1,202       $2.76

 Granted                       144       1.55         500        2.26        737        1.87
 Exercised                     ---                   (129)       1.83        (85)       2.20
 Cancelled                     ---                     (9)       1.87        (12)       3.00
 Expired                       (13)      1.25        (201)       3.03       (706)       3.10
                             -----                  -----                  -----

Outstanding at end
  of year                    1,428      $2.03       1,297       $2.07      1,136       $2.01
                             =====      =====       =====       =====      =====       =====

Exercisable at end
  of year                    1,051      $2.00         937       $2.07      1,014       $2.05
                             =====      =====       =====       =====      =====       =====

Weighted average
 fair value of
 options granted
 during the year                        $ .81                   $1.05                  $1.45
                                        =====                   =====                  =====




BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except share data)



   A summary of stock options outstanding at February 28, 2001 is as follows share amounts in 000's):

                                Options Outstanding                 Options Exercisable
                  --------------------------------------------  ---------------------------
                       Number           Weighted      Weighted       Number        Weighted
Range of             Outstanding         Average      Average      Exercisable     Average
Exercise                 at             Remaining     Exercise         at          Exercise
Prices            February 28, 2001  Life (in years)   Price    February 28, 2001   Price
----------------  -----------------  ---------------  --------  -----------------  --------

$1.2O to $1.88            818              3.6         $1.70            729          $1.73
$2.12 to $3.13            520              6.9         $2.27            232          $2.26
$3.38 to $5.00             90              2.6         $3.49             90          $3.49
                        -----                                         -----
                        1,428                                         1,051
                        =====                                         =====

   Pro forma information regarding net income and net income per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and has been determined as if the Company had accounted for stock options using the fair value method of that statement.

                                      Year Ended    Year Ended    Year Ended
                                     February 28,  February 29,  February 28,
                                         2001          2000          1999
                                     ------------  ------------  ------------
Net income:
 As reported                             $ 664        $1,014        $1,174
                                         =====        ======        =======
 Pro forma                               $ 605        $  846        $2,042
                                         =====        ======        =======

Net income per share:
 As reported  Basic                      $ .13        $  .19        $  .41
                                         =====        ======        ======
              Diluted                    $ .13        $  .19        $  .39
                                         =====        ======        ======
 Proforma     Basic                      $ .12        $  .16        $  .38
                                         =====        ======        ======
              Diluted                    $ .12        $  .16        $  .36
                                         =====        ======        ======

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of 0%, expected volatility from 42.7% to 47%, a risk free interest rate of from 6.0% to 6.5% and weighted average expected option term of 4.6 years.

NOTE 9:    LEGAL SETTLEMENT
------     ----------------

   In accordance with a settlement agreement related to litigation brought against a former Franchise owner, the Company received $1 million in June 1999. This amount included reimbursement of approximately $59 of accounts receivable which were previously reserved.



BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except share data)


NOTE 10:   INCOME TAXES
--------   ------------

   The components of the provision (benefit) for income taxes for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 are as follows:

                                                                                     2001           2000        1999
                                                                                    ------         ------      ------
Current Provision:
 Federal                                                                            $  422         $1,250      $  221
 State                                                                                  62             69          58
                                                                                    ------         ------      ------
Total current                                                                          484          1,319         279

Deferred provision (benefit)                                                           (42)          (482)        411
                                                                                    ------         ------      ------

Income tax provision from continued operations                                         442            837         690
Income tax benefit from discontinued operations                                        (19)          (217)       (130)
                                                                                    ------         ------      ------
                                                                                    $  423         $  620      $  560
                                                                                    ======         ======      ======

  The Company's deferred income taxes are comprised of the following:

                                                                        February 28, 2001     February 29, 2000   February 28, 1999
                                                                        -----------------     -----------------   ------------------
  Deferred income taxes - current:
   Bad debt reserve                                                            $  120              $   60            $  193
   Capitalization of inventory cost                                               172                 172               139
   Accrued losses on discontinued
    operations                                                                    ---                 121               ---
   Inventory reserves                                                              29                  29                88
   Other                                                                          ---                 100                56
                                                                               ------              ------            ------

  Deferred income taxes - current                                              $  321              $  482            $  476
                                                                               ======              ======            ======

  Deferred income taxes - non-current:
   Bad debt reserve                                                            $  893              $  897            $  193
   Net operating loss carryovers                                                  203                 203               203
   Other                                                                           34                 ---               123
                                                                               ------              ------            ------
                                                                                1,130               1,100               519

  Valuation allowance                                                            (203)               (203)             (203)

  Deferred tax liabilities - non-current:
   Fixed assets and assets held for sale                                           (2)               (175)              (70)
                                                                               ------              ------            ------

  Deferred income taxes - non-current                                          $  925              $  722            $  246
                                                                               ======              ======            ======

  Deferred income taxes - total                                                $1,246              $1,204            $  722
                                                                               ======              ======            ======




BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except share data)


     Net operating loss carryforwards for Federal income tax purposes total approximately $539 at February 28, 2001, all of which will expire in 2005 and include certain limitations. Due to the limitations, the Company recorded a full valuation allowance related to this tax asset.



     The difference between the statutory and effective tax rates are as follows:

                                         2001              2000             1999
                                   --------------    --------------   -------------
                                   Amount    Rate    Amount   Rate    Amount   Rate
                                   ------    ----    ------   -----   ------   ----
Tax provision at statutory rate    $ 357      34%    $556       34%   $ 930     34%
State income tax, net of
 federal benefit                      37       3       46        3       38      2
Decrease in Federal and state
 valuation allowance                 ---     ---      ---      ---     (547)   (20)
Other                                 29       2       18        1      139      4
                                   -----    ----     ----     -----   -----   ----
                                   $ 423      39%    $620        38%  $ 560     20%
                                   =====    ====     ====     =====   =====   ====

   During fiscal 1999, the Company reduced the valuation allowance by $547 due to profitable operations.


NOTE 11:   COMMITMENTS AND CONTINGENCIES
--------   -----------------------------

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

   The following are the approximate minimum annual noncancellable rentals to be paid under the provisions of the leases, including the Company owned franchise classified as assets held for sale:

 Fiscal Year    Lease Commitments
--------------  -----------------
2002                         $260
2003                          215
2004                          117
2005                          108
                             ----
                             $700
                             ====




BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except share data)

Rental expense amounted to the following approximate amounts for the corresponding periods:

For the year ended    Amount
--------------------  ------
 February 28, 2001      $353
 February 29, 2000      $348
 February 28, 1999      $310

   At February 28, 2001, the Company has guaranteed the payment of equipment lease obligations and promissory note obligations for certain of its franchisees for an aggregate amount of approximately $525.

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

   In May 1999, the Company executed an employment agreement with the President and Chief Executive Officer of the Company. The initial term of the employment agreement is three years, but shall be automatically extended for successive one-year terms unless either party gives notice of its intent not to renew. The agreement calls for minimum annual salary amounts during the initial three year term of $250, $262 and $276. In addition, the agreement provides for incentive compensation based upon pretax income of the Company, which shall not exceed $125 in fiscal 2000 and shall not exceed the base salary, thereafter. Additionally, the agreement granted options to purchase 400 shares of Common Stock of the Company at $2.25, of which 100 vested immediately and the remainder will vest 15% annually over the next 5 years. Further, the agreement provides for the granting each year of options to purchase shares of the Company's Common Stock equal to the amount of the incentive compensation for that year divided by the market price of the Company's stock on the day preceding the payment of the incentive compensation. These options shall vest 25% immediately and 15% each year for the five years, thereafter. In February 2001, the President and Chief Executive Officer was appointed President and Chief Operating Officer.
Effective May 25, 2001, the President and Chief Operating Officer's employment by the Company was terminated without cause. As prescribed by his employment agreement, the President and Chief Operating Officer will receive his $276 annual salary until May 2002. In addition, the President and Chief Operating Officer will be paid $39, representing the incentive compensation due him for fiscal 2001 and the first three months of fiscal 2002, and accrued vacation. The Company will take a charge in operations for the previously unrecorded costs associated with the pay out of the President and Chief Operating Officer's employment agreement in the first quarter of fiscal 2002.

   Effective March 1, 2001, the Company entered into a two-year employment agreement with the Company's Senior Vice President. Under the agreement, the Senior Vice President of the Company and will earn an annual salary of $130 plus an annual car allowance of $12. In addition, the agreement calls for 6 months severance in the event of termination for other than cause.

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



BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except share data)

   The Company is organized primarily on the basis of business activity units. Information relating to Company Franchises is included in Note 2. The table below presents information on continuing operations for the years ended:


                                                                                        Franchisor   Pelican Paper   Other    Total
                                                                                        -----------  -------------  -------  -------
2001

Revenues                                                                                   $ 5,313         $13,424  $   692  $19,429
Cost of sales                                                                                  ---          11,605      ---   11,605
Operating expenses                                                                           6,056             631      ---    6,687
                                                                                           -------         -------  -------  -------
Income (loss) before income taxes                                                          $  (743)        $ 1,188  $   692  $ 1,137
                                                                                           =======         =======  =======  =======

Depreciation and amortization                                                              $   133         $    99  $   ---  $   232
                                                                                           =======         =======  =======  =======
Income tax provision (benefit)                                                             $  (289)        $   462  $   269  $   442
                                                                                           =======         =======  =======  =======
Capital expenditures                                                                       $    84         $    66  $   ---  $   150
                                                                                           =======         =======  =======  =======

2000

Revenues                                                                                   $ 5,421         $13,881  $ 1,288  $20,590
Cost of sales                                                                                  ---          11,574      ---   11,574
Operating expenses                                                                           5,956             852      ---    6,808
                                                                                           -------         -------  -------  -------
Income (loss) before income taxes                                                             (535)        $ 1,455  $ 1,288  $ 2,208
                                                                                           =======         =======  =======  =======

Depreciation and amortization                                                              $   139         $    50  $   ---  $   189
                                                                                           =======         =======  =======  =======
Income tax provision (benefit)                                                             $ ( 203)        $   551  $   489  $   837
                                                                                           =======         =======  =======  =======
Capital expenditures                                                                       $   119         $   143  $   ---  $   262
                                                                                           =======         =======  =======  =======

1999

Revenues                                                                                   $ 5,443         $12,817  $   346  $18,606
Cost of sales                                                                                  ---          10,939      ---   10,939
Operating expenses                                                                           3,993             483      ---    4,476
                                                                                           -------         -------  -------  -------
Income before income taxes                                                                 $ 1,450         $ 1,395  $   346  $ 3,191
                                                                                           =======         =======  =======  =======

Depreciation and amortization                                                              $   140         $    46  $   ---  $   186
                                                                                           =======         =======  =======  =======
Income tax provision                                                                       $   209         $   406  $    75  $   690
                                                                                           =======         =======  =======  =======
Capital expenditures                                                                       $    65         $    17  $   ---  $    82
                                                                                           =======         =======  =======  =======

     The following is sales information by geographic area for the years ended February 28:

                                                                                             2001            2000     1999
                                                                                           -------         -------  -------
United States                                                                              $18,618         $19,724  $17,774
Canada                                                                                         811             866      832
                                                                                           -------         -------  -------
                                                                                           $19,429         $20,590  $18,606
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





                            BCT INTERNATIONAL, INC.
                            -----------------------
                                                                     SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------
                                (000's omitted)

Column A                                    Column B    Column C    Column D    Column E
                                                       Additions
                                                       ----------
                                           Balance at  Charged to               Balance at
                                           beginning   costs and                  end of
                                            of year     expenses   Deductions      year
                                           ----------  ----------  ----------   -----------
For the year ended February 28, 2001

Allowance for doubtful accounts            $    2,454  $    1,452  $   (1,309)  $  2,597
                                           ==========  ==========  ==========   ========

Deferred tax assets valuation allowance    $      203  $      ---  $      ---   $    203
                                           ==========  ==========  ==========   ========


For the year ended February 29, 2000

Allowance for doubtful accounts            $    1,303  $    1,725  $     (574)  $  2,454
                                           ==========  ==========  ==========   ========

Deferred tax assets valuation allowance    $      203  $      ---  $     ---    $    203
                                           ==========  ==========  ==========   ========


For the year ended February 28, 1999

Allowance for doubtful accounts            $    1,204  $      350  $     (251)  $  1,303
                                           ==========  ==========  ==========   ========

Deferred tax assets valuation allowance    $      750  $      ---  $     (547)  $    203
                                           ==========  ==========  ==========   ========


Allowance for doubtful accounts at February 28, 2001 of $2,597 is comprised of $352 related to current receivables and $2,245 to long-term receivables.






                                                                      SCHEDULE X
                            BCT INTERNATIONAL, INC.
                            -----------------------
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   ------------------------------------------
                                (000's omitted)


Item
-----
                                     February 28, 2001    February 29, 2000    February 28, 1999
                                     -----------------    -----------------    ----------------
Advertising Costs                            $ --                $ 39               $ 22
                                             ====                ====               ====

Amortization of intangible assets            $ 26                $ 26               $ 26
                                             ====                ====               ====




                                      D-22
                                    Page 41