Form 10-Q
period 2001-05-31
BCT INTERNATIONAL INC /
filed 2001-07-13
CIK 351541

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended May 31, 2001

                                                     Commission File No. 0-10823
                                                                         -------


                            BCT INTERNATIONAL, INC.
    ----------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

      Delaware                                       22-2358849
      --------                                       ----------
 (State of Incorporation)               (I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                33306
--------------------------------------------------            -------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (954) 563-1224
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

              Number of shares of common stock outstanding as of
                           July 9, 2001:  5,828,458

                            BCT INTERNATIONAL, INC.



                                     INDEX

                                                                                                  PAGE
                                                                                                 NUMBER
PART I.   FINANCIAL INFORMATION

          ITEM 1  -  Financial Statements

          CONDENSED CONSOLIDATED BALANCE SHEETS - May 31, 2001
          and February 28, 2001...............................................................      2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
          for the three months ended May 31, 2001 and 2000....................................      3

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
          STOCKHOLDERS' EQUITY - for the three months ended May 31, 2001......................      4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
          for the three months ended May 31, 2001 and 2000....................................      5

          Notes to Condensed Consolidated Financial Statements................................    6-7

          ITEM 2  -  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................................      8

          ITEM 3  -  Quantitive and Qualitive Disclosures About Market Risk...................      9

PART II.  OTHER INFORMATION AND SIGNATURES

          ITEM 6 - Exhibits and Reports on Form 8-K...........................................      9

          Signatures..........................................................................     10

                         PART I. FINANCIAL STATEMENTS

                            BCT INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

ASSETS                                                           May 31, 2001      February 28, 2001
------                                                           ------------      -----------------
                                                                 (UNAUDITED)
Current assets:
  Cash                                                             $  2,093            $  1,799
  Accounts and notes receivable, net                                  2,671               3,568
  Inventory, net                                                      2,559               2,352
  Assets held for sale, net                                             157                  63
  Prepaid expenses and other current assets                             103                  71
  Deferred income taxes                                                 321                 321
                                                                   --------            --------
      Total current assets                                            7,905               8,174

Accounts and notes receivable, net                                    6,421               6,362
Property and equipment at cost, net                                     429                 473
Deferred income taxes                                                   834                 925
Deposits and other assets                                                24                  24
Trademark and other intangible assets, net                              226                 232
                                                                   --------            --------
      Total assets                                                 $ 15,838            $ 16,190
                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                                 $    292            $    597
  Notes payable                                                          86                  86
  Accrued liabilities                                                   389                 403
  Deferred revenue                                                      167                 167
                                                                   --------            --------
      Total current liabilities                                         934               1,253
Deferred revenue                                                        359                 417
Notes payable                                                           214                 236
                                                                   --------            --------
      Total liabilities                                               1,507               1,906
                                                                   --------            --------

Stockholders' equity:
  Common stock, $.04 par value, 25,000 shares authorized,
    5,828 shares issued, 5,822 in 2001                                  233                 233
  Paid in capital                                                    12,605              12,597
  Retained earnings                                                   3,065               2,998
                                                                   --------            --------
                                                                     15,903              15,828
  Less: Treasury stock, at cost, 707 shares, 686 in 2001             (1,572)             (1,544)
                                                                   --------            --------
    Total stockholders' equity                                       14,331              14,284
                                                                   --------            --------
    Total liabilities and stockholders' equity                     $ 15,838            $ 16,190
                                                                   ========            ========

See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                            Three Months Ended
                                                  May 31
                                            2001          2000
                                            ----          ----

Revenues:

 Royalties and franchise fees              $1,348        $1,471
 Paper and printing sales                   3,275         3,597
 Sales of Franchises                           13            15
 Interest and other                           168           122
                                           ------        ------
                                            4,804         5,205
                                           ------        ------
Expenses:

 Cost of paper and printing sales           2,831         3,079
 Selling, general and administrative        1,806         1,266
 Depreciation and amortization                 57            47
                                           ------        ------
                                            4,694         4,392
                                           ------        ------

Income before provision for
 income taxes                                 110           813

Income tax provision                           43           317
                                           ------        ------

Net income                                 $   67        $  496
                                           ======        ======

Net income per common share:

 Basic                                     $  .01        $  .09
                                           ======        ======

 Diluted                                   $  .01        $  .09
                                           ======        ======


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MAY 31, 2001
                                  (UNAUDITED)
                                 000's omitted
                                 -------------

                                Common Stock                                   Less:
                                ------------
                             Number of      Par        Paid In     Retained   Treasury
                              Shares       Value       Capital     Earnings    Stock      Total
                             -------------------------------------------------------------------
Balance February 28, 2001      5,822        $233       $12,597      $2,998    $ (1,544)  $14,284

Other transactions                 6         ---             8         ---         (28)      (20)

Net income                       ---         ---           ---          67         ---        67
                               -----       -----       -------      ------    --------   -------

Balance May 31, 2001           5,828        $233       $12,605      $3,065    $ (1,572)  $14,331
                               =====       =====       =======      ======    ========   =======


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000's omitted)

                                                                              Three months ended
                                                                                    May 31

                                                                            2001               2000
                                                                         ----------         ----------
Cash flows from operating activities:
   Net income                                                             $    67             $   496
   Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
       Depreciation and amortization                                           57                  47
       Provision for doubtful accounts                                        225                  50
       Provision for inventory obsolescence                                    25                   7
     Changes in operating assets and liabilities:
       Accounts and notes receivable                                          505                  59
       Inventory                                                             (232)               (253)
       Assets held for sale                                                     6                  20
       Prepaid expenses and other assets                                      (32)               (120)
       Deferred income taxes                                                   91                  --
       Accounts payable and accrued liabilities                              (339)               (722)
       Deferred revenue                                                       (58)                (29)
                                                                          -------             -------
   Net cash provided (used) by operating activities                           315                (445)
                                                                          -------             -------

Cash flows from investing activities:
   Capital expenditures                                                        (7)                (44)
                                                                          -------             -------
       Net cash (used ) by investing activities                                (7)                (44)
                                                                          -------             -------

Cash flows from financing activities:
   Principal payments on notes payable                                        (22)                (29)
   Exercise of options for common stock                                         8                  --
                                                                          -------             -------
     Net cash (used ) by financing activities                                 (14)                (29)
                                                                          -------             -------
Net increase (decrease) in cash                                               294                (518)

Cash at beginning of period                                                 1,799               1,906
                                                                          -------             -------

Cash at end of period                                                     $ 2,093             $ 1,388
                                                                          =======             =======


See notes to condensed consolidated financial statements.

                            BCT INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                    (000's omitted, except per share data)

                                 May 31, 2001
                                 ------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of May 31, 2001.

2. The results for the three month periods ended May 31, 2001 and 2000, are not necessarily indicative of results that may be expected for the fiscal year.

3. For the three months ended May 31, 2001 and 2000, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options and warrants and convertible preferred stock.

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

5. South Pacific Wholesale Printers Inc., (SPWP) operates the BCT franchise in Hawaii. The Company's Chairman, Chief Executive Officer and President owns 50% of SPWP. On May 25, 2001, the Board of Directors of the Company approved the Company's purchase of 50% of the stock of SWPT from the other shareholder of SPWP in exchange for forgiveness by the Company of 50% of the amounts owed to the Company by SPWP and the shareholders of SPWP ($566). The Company recorded the purchase at the proportionate fair market value of the net assets of SPWP ($100) which is included in assets held for sale at May 31, 2001 as it is the Company's intent to market the franchise for resale. The excess of the amount forgiven over the fair market value of the net assets acquired ($466) was written off against the Company's allowance for doubtful accounts.

6. The Company has three reporting segments (1) Franchisor Operations, (2) Pelican Paper Products, and (3) Other Operations. The Company evaluates the performance of its segments based on earnings before income taxes.

   The Company is organized on the basis of business activity units. The table below presents information about reported segments for the 3 months ended May 31:

                                                 Pelican
   2001                              Franchisor    Paper   Other  Total
   ----                              ----------    -----    ----  ------
   Revenues                              $1,361    $3,275   $168  $4,804
   Cost of sales                            ---     2,831    ---   2,831
   Operating expenses                     1,724       139    ---   1,863
                                         ------    ------   ----  ------
   Income before income taxes            $ (363)   $  305   $168  $  110
                                         ======    ======   ====  ======

   Depreciation and amortization         $   30    $   27   $---  $   57
                                         ======    ======   ====  ======
   Income tax provision (benefit)        $ (141)   $  119   $ 64  $   43
                                         ======    ======   ====  ======
   Capital expenditures                  $    7    $  ---   $---  $    7
                                         ======    ======   ====  ======

   2000
   -----
   Revenues                              $1,486    $3,597   $122  $5,205
   Cost of sales                            ---     3,079    ---   3,079
   Operating expenses                     1,176       137    ---   1,313
                                         ------    ------   ----  ------
   Income before income taxes            $  310    $  381   $122  $  813
                                         ======    ======   ====  ======

   Depreciation and amortization         $   28    $   19   $---  $   47
                                         ======    ======   ====  ======
   Income tax provision                  $  121    $  148   $ 48  $  317
                                         ======    ======   ====  ======
   Capital expenditures                  $   12    $   32   $---  $   44
                                         ======    ======   ====  ======

BCT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
(UNAUDITED)
(000's omitted, except per share data)


7. On June 20, 2001, the Company entered into an agreement whereby the Company obtained a 19% interest in TBDS, Inc., a company formed to own and operate the BCT franchise in Tampa, Florida. The previous owners of BCT Tampa were indebted to BCT for approximately $950 consisting of a promissory note and amounts due for royalties and purchases of paper and supplies. Certain assets of the BCT Tampa franchise were purchased from the previous owners by the owner of 81% of TBDS, Inc., in exchange for a promissory note payable to the Company of $543. The promissory note bears interest of 8.0% and is payable in monthly installments of principal and interest. The assets acquired were then contributed to TBDS, Inc. Under the agreement, the Company forgave all amounts owed the Company by the previous owners of the BCT Tampa franchise. The Company had established a reserve for the excess of amounts owed the Company over the consideration received. This excess amount ($410) will be written off against the Company's allowance for doubtful accounts in the quarter ending August 31, 2001. No value was ascribed to the Company's 19% ownership share of TBDS, Inc.

   In connection with this transaction, the Company guaranteed equipment leases entered into by TBDS, Inc. in the amount of $350.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
---------------------

Total revenues decreased $401,000 or 8% for the first quarter ended May 31, 2001, as compared to the corresponding period in the prior fiscal year. The decrease in revenue is attributed to lower sales by the BCT network of franchises. BCT network sales were lower during the quarter ended May 31, 2001 for three primary reasons: 1) There were three fewer franchises operating during the quarter ended May 31, 2001 as compared to the prior year; 2) Same store sales for the period were generally down; and 3) Sales by the Company's nine Canadian franchises were lower as a result of the Company's loss of a large national account in Canada in January 2001.

The decrease in revenue was partially offset by an increase in licensing fees of $46,000 or 38%. The increase in these fees, charged to the franchisees for use of Orderprinting.com, the Company's Internet-based ordering system, was attributable to an increase in the annual license fee from $3,200 to $4,200 and an increase in the number of franchises using Orderprinting.com.

Selling, general and administrative expenses represented 38% and 24% of gross revenues for the quarters ended May 31, 2001 and 2000, respectively. These expenses increased as a result of severance costs associated with the departure of the former President and Chief Operating Officer ($300,000); and an increase in the provision for bad debts ($175,000) in response to the continued deterioration in the operating results of specific franchises.

Liquidity and Capital Resources
-------------------------------

Cash resources increased $294,000 during the first quarter of fiscal 2002. The Company generated $315,000 from operations. The Company utilized working capital to make debt payments totaling $22,000, paid accrued liabilities and accounts payable of $318,000 and invested $232,000 for additional inventory.

The Company plans to continue to improve its working capital and cash positions by (1) enforcing new credit and collections procedures; and (2) assisting franchises in improving marketing to their core customers and to the print broker channel.

The Company believes current reserves and internally generated funds will be sufficient to satisfy the Company's working capital and capital expenditure requirements for the foreseeable future; however, there can be no assurance that external financing will not be needed. The Company has available a $2 million line of credit with a bank. No advances have been made on the line.

In June 2001, the Company was notified by the Nasdaq Stock Market that the Company failed to meet the Nasdaq National Market listing requirement for the market value of the Company's common stock held by persons other than the officers, directors and 10% shareholders (the "public float"). The Company has until August 30, 2001, to either meet the minimum requirement of a $5,000,000 public float for at least 10 consecutive trading days or apply for listing on the Nasdaq SmallCap Market. Failure by the Company to either meet the Nasdaq National Market minimum requirement or to become listed on the Nasdaq SmallCap Market would result in the Company's common stock becoming delisted. If the Company's common stock is delisted, the Company's common stock would trade only through the OTC Bulletin Board. That would materially adversely affect the liquidity and value of the Company's common stock. The Company believes that it is unlikely that it will be able to satisfy the Nasdaq National Market public float requirement by August 30, 2001. Consequently, the Company intends to timely apply for a listing on the Nasdaq SmallCap Market.

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


Part II  OTHER INFORMATION AND SIGNATURES

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------
         (a)  No exhibits
         (b) No reports on Form 8-K were filed by the Company during the period ended May 31, 2001.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BCT INTERNATIONAL, INC.
                                             (Registrant)


Date:  7/13/2001                        William Wilkerson
     -----------                        ---------------------------------
                                        William Wilkerson
                                        Chief Executive Officer



Date:  7/31/2001                        Michael R. Hull
     ------------                       ---------------------------------
                                        Michael R. Hull
                                        Vice President & Chief Financial Officer