Form 10-Q
period 2001-08-31
BCT INTERNATIONAL INC /
filed 2001-10-05
CIK 351541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended August 31, 2001

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___.
                                       ---

               Number of shares of common stock outstanding as of
                           October 5, 2001: 5,828,458

                             BCT INTERNATIONAL, INC.



                                      INDEX

                                                                                          PAGE
                                                                                         NUMBER
PART I.   FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED BALANCE SHEETS - August 31, 2001 and February 28,
          2001 .......................................................................        2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - for the three months ended August 31, 2001 and August 31, 2000 and the six months ended August
          31, 2001 and August 31, 2000 ...............................................        3

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - for
          the six months ended August 31, 2001 .......................................        4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - for the six months ended
          August 31, 2001 and August 31, 2000 ........................................        5

          Notes to Condensed Consolidated Financial Statements .......................      6-7

          Management's Discussion and Analysis of Financial Condition and Results of
          Operations .................................................................      8-9


PART II.  OTHER INFORMATION AND SIGNATURES

          Signatures .................................................................       10

                          PART I. FINANCIAL STATEMENTS

                             BCT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (000's omitted)

ASSETS                                                           August  31, 2001     February 28, 2001
------                                                           ----------------     -----------------
Current assets:
   Cash and cash equivalents                                             $  3,170              $  1,799
   Accounts and notes receivable, net                                       2,043                 3,568
   Inventory, net                                                           2,375                 2,352
   Assets held for sale, net                                                  150                    63
   Prepaid expenses and other current assets                                  111                    71
   Deferred income taxes                                                      321                   321
                                                                         --------              --------
       Total current assets                                                 8,170                 8,174

Accounts and notes receivable, net                                          6,511                 6,362
Property and equipment at cost, net                                           423                   473
Deferred income taxes                                                         809                   925
Deposits and other assets                                                      24                    24
Trademark and other intangible assets, net                                    219                   232
                                                                         --------              --------
       Total assets                                                      $ 16,156              $ 16,190
                                                                         ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                      $    286              $    597
   Notes payable                                                               86                    86
   Accrued liabilities                                                        563                   403
   Deferred revenue                                                           167                   167
                                                                         --------              --------
       Total current liabilities                                            1,102                 1,253

Deferred revenue                                                              320                   417
   Notes payable                                                              194                   236
                                                                         --------              --------
       Total liabilities                                                    1,616                 1,906
                                                                         --------              --------


Stockholders' equity:
   Common stock, $.04 par value, 25,000 shares authorized,
     5,828 shares issued (5,822 shares in fiscal 2001)                        233                   233
   Paid in capital                                                         12,605                12,597
   Retained earnings                                                        3,274                 2,998
                                                                         --------              --------
                                                                           16,112                15,828
   Less: Treasury stock, at cost, 707 shares (686 shares
     in fiscal 2001)                                                       (1,572)               (1,544)
                                                                         --------              --------
     Total stockholders' equity                                            14,540                14,284
                                                                         --------              --------
     Total liabilities and stockholders' equity                          $ 16,156              $ 16,190
                                                                         ========              ========

See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                    Six Months Ended
                                                             August 31,                           August 31,
                                                       2001             2000                  2001          2000
                                                       ---------------------                --------------------
Revenues:

    Royalties and franchise fees                 $     1,266     $     1,286           $    2,614    $     2,757
    Paper and printing sales                           3,110           3,314                6,385          6,911
    Sales of Franchises                                    9               9                   22             24
    Interest and other                                   144             147                  312            269
                                                 -----------     -----------           ----------    -----------
                                                       4,529           4,756                9,333          9,961
                                                 -----------     -----------           ----------    -----------

Expenses:

    Cost of paper and printing sales                   2,696           2,798                5,527          5,877
    Selling, general and administrative                1,434           1,287                3,240          2,553
    Depreciation and amortization                         57              54                  114            101
                                                 -----------     -----------           ----------    -----------
                                                       4,187           4,139                8,881          8,531
                                                 -----------     -----------           ----------    -----------

Income from continued operations
    before income taxes                                  342             617                  452          1,430

Provision for income taxes                               133             240                  176            557
                                                 -----------     -----------           ----------    -----------
Income from continued operations                         209             377                  276            873

Discontinued operations:
Loss from company owned franchises operated
    under a plan of disposition net of tax
    benefit                                              ---             (31)                 ---            (31)
                                                 -----------     -----------           ----------    -----------

Net income                                       $       209     $       346           $      276    $       842
                                                 ===========     ===========           ==========    ===========

Earnings per share:

Income from continued operations                 $       .04     $       .07           $      .05    $       .17
Loss from discontinued operations                        ---            (.01)                 ---           (.01)
                                                 -----------     -----------           ----------    -----------
    Basic                                        $       .04     $       .07           $      .05    $       .16
                                                 ===========     ===========           ==========    ===========

Income from continued operations                 $       .04     $       .07           $      .05    $       .17
Loss from discontinued operations                        ---            (.01)                 ---           (.01)
                                                 -----------     -----------           ----------    -----------
    Diluted                                      $       .04     $       .07           $      .05    $       .16
                                                 ===========     ===========           ==========    ===========

See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED AUGUST 31, 2001
                                   (UNAUDITED)
                                  000's omitted
                                  -------------

                                     Common Stock                                               Less:
                                ----------------------
                                Number of        Par        Paid In      Retained     Treasury
                                 Shares         Value       Capital      Earnings       Stock          Total
                                -----------------------------------------------------------------------------
Balance February 28, 2001         5,822        $   233     $ 12,597     $   2,998     $ (1,544)      $ 14,284

Other transactions                    6            ---            8           ---          (28)           (20)

Net income                          ---            ---          ---           276          ---            276
                                -------        -------     --------     ---------     --------       --------

Balance August 31, 2001           5,828        $   233     $ 12,605     $   3,274     $ (1,572)      $ 14,540
                                =======        =======     ========     =========     ========       ========

See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000's omitted)

                                                                 Six months ended
                                                                    August 31,

                                                                2001          2000
                                                             ----------    ----------
Cash flows from operating activities:
   Net income                                                $      276    $      842
   Plus loss from discontinued operations                           ---            31
                                                             ----------    ----------
   Income from continued operations                                 276           873
   Adjustments to reconcile net income to net cash (used)
     provided by operating activities:
       Depreciation and amortization                                114           101
       Provision for doubtful accounts                              450            50
       Provision for inventory obsolescence                          50            12
       Other adjustments                                            (12)           (1)
   Changes in operating assets and liabilities:
       Accounts and notes receivable                                826          (217)
       Inventory                                                    (73)         (304)
       Assets held for sale                                          (3)          101
       Prepaid expenses and other assets                            (40)           21
       Deferred income taxes                                        116           (23)
       Accounts payable and accrued liabilities                    (151)         (906)
       Deferred revenue                                             (97)          (81)
                                                             ----------    ----------

   Net cash provided (used) by continued operations               1,456          (374)
   Net cash (used) by discontinued operations                       ---           (25)
                                                             ----------    ----------
     Net cash provided (used) by operating activities             1,456          (399)
                                                             ----------    ----------

Cash flows from investing activities:
   Capital expenditures                                             (51)         (132)
                                                             ----------    ----------
       Net cash (used in) investing activities                      (51)         (132)
                                                             ----------    ----------

Cash flows from financing activities:
   Principal payments on notes payable                              (42)          (59)
   Exercise of options for common stock                               8           ---
                                                             ----------    ----------
   Net cash (used in) financing activities                          (34)          (59)
                                                             ----------    ----------
Net increase (decrease) in cash and cash equivalents              1,371          (590)

Cash and cash equivalents at beginning of period                  1,799         1,906
                                                             ----------    ----------

Cash and cash equivalents at end of period                   $    3,170    $    1,316
                                                             ==========    ==========

See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (000's omitted)

                                 August 31, 2001
                                 ---------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of August 31, 2001.

2. The results for the three and six month periods ended August 31, 2001 and 2000, are not necessarily indicative of results that may be expected for the fiscal year.

3. For the three and six months ended August 31, 2001 and 2000, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options.

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

5. On August 15, 2001, the Company's Board of Directors approved an agreement between the Company and its Chairman, President and Chief Executive Officer (Chief Executive) to guarantee a $2 million line of credit with a bank. The Chief Executive obtained the line of credit to finance the purchase of shares of the Company's common stock through Phoenix Group of Florida, Inc., a company 100% owned by the Chief Executive. As of September 28, 2001, Phoenix Group of Florida, Inc. has acquired 1,033,738 shares of the Company's common stock with proceeds from the line of credit. As a result, the Chief Executive has beneficial ownership of 48% of the Company's common stock as of September 28, 2001. In exchange for the guarantee, the Chief Executive's employment agreement with the Company was amended and will now expire on February 28, 2002 instead of February 28, 2003. In addition, should the Chief Executive fail to acquire all of the shares of the Company's outstanding common stock by April 15, 2002, at a price considered fair by the Special Committee of the Company's Board of Directors, the Company will have the option to purchase the shares acquired by the Chief Executive at the prices paid by the Chief Executive, and the Company will be entitled to reimbursement by the Chief Executive of its expenses incurred in connection with the proposed acquisition.

6. On August 31, 2001, the Company was informed by the Nasdaq National Market that the Company's stock would be delisted effective September 10, 2001 for failure to meet the minimum market value of public float of $5 million as prescribed by Nasdaq Market Rule 4450 (a) (2). Accordingly, on September 10, 2001 the Company's common stock was delisted and since that date it has traded on the OTC Bulletin Board.

7. In June 2001, the FASB unanimously voted in favor of SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite. SFAS 141 is effective for all business combinations initiated after June 30, 2001, while the provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The Company is currently analyzing the effect the adoption of these standards will have on its financial statements

BCT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Continued...
(UNAUDITED)  (000's omitted)
August 31, 2001


8. The Company has three reporting segments (1) Franchisor Operations, (2) Pelican Paper Products, and (3) Other Operations. The Company evaluates the performance of its segments based on earnings before income taxes. The Company is organized on the basis of business activity units. The table below presents information about reported segments for the three and six months ended August 31:

For the Three Months Ended August 31,                            Pelican
                                        Franchisor                Paper                 Other              Total
                                       -----------              ----------            ----------         ----------
2001

Revenues                               $     1,275              $    3,110            $      144         $    4,529
Cost of sales                                  ---                   2,696                   ---              2,696
Operating expenses                           1,344                     147                   ---              1,491
                                       -----------              ----------            ----------         ----------
Income (loss) before income taxes      $       (69)             $      267            $      144         $      342
                                       ===========              ==========            ==========         ==========

Depreciation and amortization          $        30              $       27            $      ---         $       57
                                       ===========              ==========            ==========         ==========
Income tax (benefit) provision         $       (27)             $      104            $       56         $      133
                                       ===========              ==========            ==========         ==========
Capital expenditures                   $        37              $        7            $      ---         $       44
                                       ===========              ==========            ==========         ==========

2000

Revenues                               $     1,295              $    3,314            $      147         $    4,756
Cost of sales                                  ---                   2,798                   ---              2,798
Operating expenses                           1,023                     318                   ---              1,341
                                       -----------              ----------            ----------         ----------
Income before income taxes             $       272              $      198            $      147         $      617
                                       ===========              ==========            ==========         ==========

Depreciation and amortization          $        33              $       21            $      ---         $       54
                                       ===========              ==========            ==========         ==========
Income tax provision                   $       106              $       77            $       57         $      240
                                       ===========              ==========            ==========         ==========
Capital expenditures                   $         8              $       80            $      ---         $       88
                                       ===========              ==========            ==========         ==========

For the Six Months Ended August 31,                              Pelican
                                        Franchisor                Paper                 Other              Total
                                       -----------              ----------            ----------         ----------

2001

Revenues                               $     2,636              $    6,385            $      312         $    9,333
Cost of sales                                  ---                   5,527                   ---              5,527
Operating expenses                           3,068                     286                   ---              3,354
                                       -----------              ----------            ----------         ----------
Income (loss) before income taxes      $      (432)             $      572            $      312         $      452
                                       ===========              ==========            ==========         ==========

Depreciation and amortization          $        60              $       54            $      ---         $      114
                                       ===========              ==========            ==========         ==========
Income tax (benefit) provision         $      (169)             $      223            $      122         $      176
                                       ===========              ==========            ==========         ==========
Capital expenditures                   $        44              $        7            $      ---         $       51
                                       ===========              ==========            ==========         ==========

2000

Revenues                               $     2,781              $    6,911            $      269         $    9,961
Cost of sales                                  ---                   5,877                   ---              5,877
Operating expenses                           2,199                     455                   ---              2,654
                                       -----------              ----------            ----------         ----------
Income before income taxes             $       582              $      579            $      269         $    1,430
                                       ===========              ==========            ==========         ==========

Depreciation and amortization          $        61              $       40            $      ---         $      101
                                       ===========              ==========            ==========         ==========
Income tax provision                   $       226              $      226            $      105         $      557
                                       ===========              ==========            ==========         ==========
Capital expenditures                   $        20              $      112            $      ---         $      132
                                       ===========              ==========            ==========         ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                                 August 31, 2001
                                 ---------------

Results of Operations
---------------------

Total revenues decreased $227,000, or 5% for the three months ended August 31, 2001 as compared to the corresponding period in the prior fiscal year. The decrease in revenue is attributable primarily to decreases in (i) royalty revenue ($20,000 or 1.6%) and (ii) paper and printing sales ($204,000 or 6.2%).

Total revenues decreased $628,000, or 6.3% for the six months ended August 31, 2001 as compared to the corresponding period in the prior fiscal year. The decrease in revenue is attributable primarily to decreases in (i) royalty revenue ($143,000 or 5.2%) and (ii) paper and printing sales ($526,000 or 7.6%).

The decrease in royalty revenue is due mainly to the closing of three franchises in fiscal 2001 and the loss of a national account in Canada. The decrease in paper and printing sales resulted from the decrease in BCT system sales and the implementation of stricter collection policies.

Cost of paper and printing sales as a percentage of paper and printing sales was 87% for the three and six months ended August 31, 2001 as compared to 84% and 85%, respectively, for the corresponding periods in fiscal 2001.

Selling and administrative expenses represented 32% and 35% of gross revenues for the three and six months ended August 31, 2001 as compared to 27% and 26% for the corresponding periods in fiscal 2001. The selling and administrative expense percentage is higher in the current fiscal year due mainly to an additional $400,000 provision for bad debt, as well as severance expenses of $300,000, incurred related to changes at the President and CEO position.

Liquidity and Capital Resources
-------------------------------

Cash resources increased $1,371,000 during the six months ended August 31, 2001. The Company used cash to make principal payments on debt of $42,000, to make capital expenditures of $51,000 and to reduce accounts payable and accrued liabilities $151,000.

The Company plans to continue to improve its working capital and cash positions during fiscal 2002 by continuing its efforts to (i) increase cash collections; and (ii) increase marketing to new customer channels through orderprinting.com, its proprietary internet based ordering system.

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

                                   BCT INTERNATIONAL, INC.
                                         (Registrant)


Date: October 5, 2001              William Wilkerson
      ------------------           -------------------------------
                                   William Wilkerson
                                   Chairman, President & Chief Executive Officer


Date: October 5, 2001              Michael R. Hull
      ------------------           -------------------------------
                                   Michael R. Hull
                                   Vice President & Chief Financial Officer