Form 10-Q
period 2001-11-30
BCT INTERNATIONAL INC /
filed 2002-01-14
CIK 351541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended November 30, 2001

                                                     Commission File No. 0-10823
                                                                         -------


                             BCT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

      Delaware                                         22-2358849
------------------                       ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                       33306
--------------------------------------------------                    ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (954) 563-1224
                                                     --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X  NO ____.
                                       ----

               Number of shares of common stock outstanding as of
                           January 14, 2002: 5,828,458

                             BCT INTERNATIONAL, INC.


                                      INDEX

                                                                                       PAGE
                                                                                      NUMBER
PART I.   FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED BALANCE SHEETS -
          November 30, 2001 and February 28, 2001 ..................................    2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
          for the three months ended November 30, 2001 and November 30,
          2000 and the nine months ended November 30, 2001 and
          November 30, 2000 ........................................................    3

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
          IN STOCKHOLDERS' EQUITY - for the nine months ended
          November 30, 2001 ........................................................    4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- for the nine months ended November 30, 2001 and
          November 30, 2000 ........................................................    5

          Notes to Condensed Consolidated Financial Statements .....................  6-7

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations ................................................  8-9


PART II.  OTHER INFORMATION AND SIGNATURES

          Signatures ...............................................................   10

                          PART I. FINANCIAL STATEMENTS

                             BCT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (000's omitted)

ASSETS                                                                  November 30, 2001     February 28, 2001
------                                                                  -----------------     -----------------
Current assets:
   Cash                                                                          $  4,328              $  1,799
   Accounts and notes receivable, net                                               1,800                 3,568
   Inventory, net                                                                   2,415                 2,352
   Assets held for sale, net                                                          132                    63
   Prepaid expenses and other current assets                                          148                    71
   Deferred income taxes                                                              321                   321
                                                                                 --------              --------
       Total current assets                                                         9,144                 8,174

Accounts and notes receivable, net                                                  6,143                 6,362
Property and equipment at cost, net                                                   467                   473
Deferred income taxes                                                                 809                   925
Deposits and other assets                                                              24                    24
Trademark and other intangible assets, net                                            212                   232
                                                                                 --------              --------
                                                                                 $ 16,799              $ 16,190
                                                                                 ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                              $    658              $    597
   Notes payable                                                                       86                    86
   Accrued liabilities                                                                699                   403
   Deferred revenue                                                                    --                   167
                                                                                 --------              --------
       Total current liabilities                                                    1,443                 1,253
Deferred revenue                                                                      353                   417
Notes payable                                                                         172                   236
                                                                                 --------              --------
       Total liabilities                                                            1,968                 1,906
                                                                                 --------              --------

Stockholders' equity:
   Common stock, $.04 par value, 25,000 shares authorized,
     5,828 shares issued (5,822 shares in fiscal 2001)                                233                   233
   Paid in capital                                                                 12,605                12,597
   Retained earnings                                                                3,565                 2,998
                                                                                 --------              --------
                                                                                   16,403                15,828
   Less: treasury stock, at cost, 707 shares (686 shares
     in fiscal 2001)                                                               (1,572)               (1,544)
                                                                                 --------              --------
     Total stockholders' equity                                                    14,831                14,284
                                                                                 --------              --------
     Total liabilities and stockholders' equity                                  $ 16,799              $ 16,190
                                                                                 ========              ========

See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (000's omitted, except per share amounts)

                                              Three Months Ended                     Nine Months Ended
                                                 November 30,                           November 30,
                                             2001             2000                   2001            2000_
                                          ----------       --------              ---------     -----------
Revenues:

   Royalties and franchise fees          $    1,230     $     1,334            $     3,844    $      4,091
   Paper and printing sales                   2,912           3,386                  9,297          10,297
   Sales of franchises                           67               6                     89              30
   Interest and other                           181             152                    493             421
                                          ---------     -----------             ----------       ---------
                                              4,390           4,878                 13,723          14,839
                                          ---------     -----------             ----------       ---------
Expenses:

   Cost of paper and printing sales           2,546           2,913                  8,073           8,790
   Selling, general and administrative        1,305           1,520                  4,545           4,073
   Depreciation and amortization                 56              65                    170             166
                                          ---------     -----------             ----------       ---------
                                              3,907           4,498                 12,788          13,029
                                          ---------     -----------             ----------       ---------
Income from continued operations before
   provision for income taxes                   483             380                    935           1,810


Provision for income taxes                      192             137                    368             694
                                          ---------     -----------            -----------       ---------
Income from continued operations                291             243                    567           1,116

Discontinued operations:
Loss from company owned franchises
   operated under a plan of disposition,
   net of tax benefit                           ---             ---                    ---             (31)
                                          ---------     -----------            -----------       ---------

Net income                               $      291     $       243            $       567      $    1,085
                                          =========     ===========            ===========       =========


Earnings per share:
Income from continued operations         $     0.06     $      0.05            $      0.11      $     0.21
Loss from discontinued operations               ---             ---                    ---         (  0.01)
                                          ---------     -----------            -----------       ---------
   Basic                                 $     0.06     $      0.05            $      0.11      $     0.21
                                          =========     ===========            ===========       ==========
Income from continued operations         $     0.06     $      0.05            $      0.11      $     0.21
Loss from discontinued operations               ---             ---                    ---         (  0.01)
                                          ---------    ------------            -----------       ---------
   Diluted                               $     0.06     $      0.05            $      0.11      $     0.21
                                          =========    ============            ===========       =========

See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED NOVEMBER 30, 2001
                                   (UNAUDITED)
                                 (000's omitted)

                                         Common Stock
                                   -----------------------                                      Less:
                                     Number of     Par             Paid In       Retained     Treasury
                                       Shares     Value            Capital       Earnings       Stock          Total
                                   -------------------------------------------------------------------------------------
Balance February 28, 2001             5,822     $     233          $ 12,597      $  2,998      $ (1,544)       $ 14,284

Other transactions                        6            --                 8            --           (28)            (20)

Net income                               --            --                --           567            --             567
                                   --------     ---------          --------      --------      --------        --------

Balance November 30, 2001             5,828     $     233          $ 12,605      $  3,565      $ (1,572)       $ 14,831
                                   ========     =========          ========      ========      ========        ========

See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000's omitted)

                                                                               Nine months ended
                                                                                  November 30,

                                                                         2001                     2000
                                                                     -----------               ----------
Cash flows from operating activities:
   Net income                                                         $      567               $    1,085
   Plus loss from discontinued operations                                    ---                       31
                                                                     -----------               ----------
   Income from continued operations                                          567                    1,116
   Adjustments to reconcile net income to net cash provided by operating activities:
       Inventory  provision                                                   75                       22
       Depreciation and amortization                                         170                      166
       Provision for doubtful accounts                                       675                      350
       Other adjustments                                                       3                        1
     Changes in operating assets and liabilities:
       Accounts and notes receivable                                       1,212                     (349)
       Inventory                                                            (138)                    (170)
       Assets held for sale                                                  ---                      251
       Prepaid expenses and other assets                                     (77)                    (201)
       Deferred income taxes                                                 116                     (110)
       Accounts payable and accrued liabilities                              357                     (846)
       Deferred revenue                                                     (231)                    (145)
                                                                     -----------               ----------
   Net cash provided by continued operations                               2,729                       85
   Net cash used by discontinued operations                                  ---                      (31)
                                                                     -----------               ----------
     Net cash provided by operating activities                             2,729                       54
                                                                     -----------               ----------

Cash flows from investing activities:

   Capital expenditures                                                     (144)                    (144)
                                                                     -----------               ----------
       Net cash (used in) investing activities                              (144)                    (144)
                                                                     -----------               ----------

Cash flows from financing activities:
   Principal payments on notes payable                                       (64)                     (89)
   Exercise of options for common stock                                        8                      ---
                                                                     -----------               ----------
       Net cash (used in) financing activities                               (56)                     (89)
                                                                     -----------               ----------
Net increase (decrease) in cash                                            2,529                     (179)
Cash at beginning of period                                                1,799                    1,906
                                                                     -----------               ----------
Cash at end of period                                                $     4,328               $    1,727
                                                                     ===========               ==========

See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (000's omitted, except per share amounts)

                                November 30, 2001
                                -----------------

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of November 30, 2001.

2. The results for the three and nine month periods ended November 30, 2001 and 2000, are not necessarily indicative of results that may be expected for the fiscal year.

3. For the three and nine months ended November 30, 2001 and 2000, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options and warrants and convertible preferred stock.

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

5. On November 26, 2001, the Company's Board of Directors approved a definitive merger agreement pursuant to which the Company will be acquired by Phoenix Group of Florida, Inc. (Phoenix) which is owned by the Company's Chairman and Chief Executive Officer. Phoenix and its affiliates, including the Company's Chairman and Chief Executive Officer (the Acquisition Group) own approximately 53.9% of the Company's issued and outstanding common stock. Under the merger agreement, each stockholder other than the Acquisition Group, will receive in cash $1.13 per share of common stock owned.

     The Company entered into the merger agreement following Board of Directors approval based in part upon the unanimous recommendation of a special committee comprised of non-management directors of the Company. The special committee received an opinion from an independent investment banking firm that the price of $1.13 per share is fair from a financial point of view to the stockholders other than the Acquisition Group.

     Completion of the transaction is subject to customary closing conditions, including stockholder approval. The merger agreement does not include a financing contingency. Stockholder approval will be solicited by means of a proxy statement, the preliminary draft of which is currently under review by the Securities and Exchange Commission, which will be mailed to stockholders upon completion of the filing and review process. Since the Acquisition Group owns 53.9% of the Company's outstanding common stock, it possesses sufficient voting power to approve the merger, and the Acquisition Group has indicated to the Company its intention to do so.

6. The Company has three reporting segments (1) Franchisor Operations, (2) Pelican Paper Products, and (3) Other Operations (consisting primarily of interest income and internet software fees). The Company evaluates the performance of its segments based on earnings before income taxes.

     The Company is organized on the basis of business activity units The table below presents information about reported segments for the three and nine months ended November 30:

BCT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Continued...
(UNAUDITED) (000's omitted)
November 30, 2001

     For the Three Months Ended November 30,
                                                                        Pelican
                                                 Franchisor              Paper            Other              Total
                                                 ----------              -----            -----              -----
     2001

     Revenues                                  $      1,297          $     2,912        $      181         $    4,390
     Cost of sales                                      ---                2,546               ---              2,546
     Operating expenses                               1,215                  146               ---              1,361
                                               ------------          -----------        ----------         ----------
     Income before income taxes                $         82          $       220        $      181         $      483
                                               ============          ===========        ==========         ==========

     Depreciation and amortization             $         31          $        25        $      ---         $       56
                                               ============          ===========        ==========         ==========
     Income tax provision                      $         31          $        89        $       72         $      192
                                               ============          ===========        ==========         ==========
     Capital expenditures                      $         82          $        11        $      ---         $       93
                                               ============          ===========        ==========         ==========

     2000

     Revenues                                  $      1,340          $     3,386        $      152         $    4,878
     Cost of sales                                      ---                2,913               ---              2,913
     Operating expenses                               1,430                  155               ---              1,585
                                               ------------          -----------        ----------         ----------
     Income (loss) before income taxes         $        (90)         $       318        $      152         $      380
                                               ============          ===========        ==========         ==========

     Depreciation and amortization             $         35          $        30        $      ---         $       65
                                               ============          ===========        ==========         ==========
     Income tax (benefit) provision            $        (32)         $       115        $       54         $      137
                                               ============          ===========        ==========         ==========
     Capital expenditures                      $          2          $        10        $      ---         $       12
                                               ============          ===========        ==========         ==========

     For the Nine Months Ended November 30,
                                                                       Pelican
                                                 Franchisor             Paper              Other              Total
                                                 ----------             -----              -----              -----
     2001

     Revenues                                  $      3,933          $     9,297        $      493         $   13,723
     Cost of sales                                      ---                8,073               ---              8,073
     Operating expenses                               4,283                  432               ---              4,715
                                               ------------          -----------        ----------         ----------
     Income (loss) before income taxes         $       (350)         $       792        $      493         $      935
                                               ============          ===========        ==========         ==========

     Depreciation and amortization             $         91          $        79        $      ---         $      170
                                               ============          ===========        ==========         ==========
     Income tax (benefit) provision            $       (138)         $       312        $      194         $      368
                                               ============          ===========        ==========         ==========
     Capital expenditures                      $        126          $        18        $      ---         $      144
                                               ============          ===========        ==========         ==========


  2000

     Revenues                                  $      4,121          $    10,297        $      421         $   14,839
     Cost of sales                                      ---                8,790               ---              8,790
     Operating expenses                               3,766                  473               ---              4,239
                                               ------------          -----------        ----------         ----------
     Income before income taxes                $        355          $     1,034        $      421         $    1,810
                                               ============          ===========        ==========         ==========

     Depreciation and amortization             $         96          $        70        $      ---         $      166
                                               ============          ===========        ==========         ==========
     Income tax provision                      $        136          $       397        $      161         $      694
                                               ============          ===========        ==========         ==========
     Capital expenditures                      $         22          $       122        $      ---         $      144
                                               ============          ===========        ==========         ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                                November 30, 2001
                                -----------------

Results of Operations
---------------------

Total revenues decreased $488,000, or 10%, for the three months ended November 30, 2001 as compared to the corresponding period in the prior fiscal year. The decrease in revenue is attributable primarily to decreases in (i) paper and printing sales ($474,000, or 14%), and (ii) royalty revenue ($104,000, or 8%). These decreases were offset by increases in, (iii) revenues related to franchise sales ($61,000 or 1000% and, (iv) interest income ($20,000 or 20%).

Paper and printing sales decreased in fiscal 2002 due to the decrease in network sales and due to stricter enforcement of payment terms. Royalties decreased due to the loss of a national account in Canada at the end of fiscal 2001 and the closing of 3 franchises in the 3/rd/ and 4/th/ quarters of fiscal 2001.

The Company recognized deferred revenue from the sale of a franchise in connection with the payoff of the related note receivable. In addition, the Company reached agreement with the franchise in Buenos Aires, Argentina releasing each party of any future contractual obligations, which resulted in the recognition of revenue which was previously deferred due to the uncertainty of related support costs associated with the revenue. The previous two factors resulted in higher revenue related to franchise sales in the three and nine months ended November 30, 2001.

Interest income increased primarily due to collection efforts

Total revenues decreased $1,116,000, or 8%, for the nine months ended November 30, 2001, as compared to the corresponding period in the prior fiscal year. The decrease in revenue is attributable primarily to decreases in (i) paper and printing sales ($1,000,000, or 10%), and (ii) royalty revenue ($247,000, or 6%). These decreases were offset by increases in (iii) revenues from sales of franchises ($59,000 or 197%), (iv) interest income ($17,000 or 7%) and (v) monthly fees charged to franchises for orderprinting.com ($25,000 or 13%).

Cost of paper and printing sales as a percentage of paper and printing sales was 87.4% and 86.8%, respectively, for the three and nine months ended November 30, 2001, as compared to 86.0% and 85.4%, respectively, for the corresponding periods in fiscal 2001. Although the percentage generally remains stable, it does fluctuate due to periodic changes in the revenue mix.

Selling and administrative expenses represented 30% and 33% of gross revenues for the three and nine months ended November 30, 2001 as compared to 31% and 27% for the corresponding periods in fiscal 2001. The year to date fiscal 2002 selling and administrative expense percentage was increased by severance for the former President and CEO ($75,000), higher provisions for bad debt ($325,000) and the Company's share of higher legal and professional fees related to the proposed merger with Phoenix ($222,000).

Liquidity and Capital Resources
-------------------------------

Cash resources increased $2,579,000 during the nine months ended November 30, 2001. The Company used cash to make principal payments on debt of $64,000 and to make capital expenditures of $144,000.

Recognizing that the proposed merger will significantly impact the Company's working capital and cash position, the Company plans to fund operations and the merger transaction by (i) increasing cash collections; (ii) supporting the marketing by its franchises to new customer channels through orderprinting.com, its proprietary internet based ordering system and (iii) facilitating local marketing by its franchises to existing quick print market customers, while containing capital expenditures and maintaining inventory levels.

The Company believes current cash reserves and internally generated funds will be sufficient to satisfy the Company's working capital and capital expenditure requirements for the foreseeable future; however the Company may need to utilize a line of credit facility in connection with the proposed merger transaction. The Company has available a $2 million line of credit with a bank. No advances have been made on the line.

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



                                      BCT INTERNATIONAL, INC.
                                            (Registrant)


  Date: January 14, 2002              William A.Wilkerson
                                      -----------------------------------------
                                      William A.Wilkerson
                                      Chairman, President & Chief Executive
                                      Officer

  Date: January 14, 2002              Michael R. Hull
                                      -----------------------------------------
                                      Michael R. Hull
                                      Vice President & Chief Financial Officer