Form 10-K
period 2002-02-28
BCT INTERNATIONAL INC /
filed 2002-05-29
CIK 351541

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended February 28, 2002                            Commission file no. 0-10823
      -----------------                                                -------

                             BCT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                                      22-2358849
--------------------------------------------------------                ----------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant, at May 22, 2002 was approximately $1,973,000.

         The number of shares outstanding of Registrant's Common Stock, par value $.04 per share, at May 22, 2002 was 5,121,471.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
                                      ----

This document consists of 45 pages.
The Index to exhibits begins on page 20.

Item 1.  Business
------   --------

         (a)  General
              -------

         BCT International, Inc. (the "Company") is a holding company with one direct wholly-owned subsidiary: Business Cards Tomorrow, Inc., a Florida corporation ("BCT"). BCT operates the Business Cards Tomorrow franchise system. Since its founding in 1975, the system has grown to include 82 "Business Cards Tomorrow Franchises" (the "Franchises") specializing in thermography products, labels, rubber stamps and business announcements for resale by retail printing providers in 36 states and Canada.

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

         BCT's operations also include the Pelican Paper Products Division ("PPP") which supplies paper products, press supplies and press parts to the BCT Franchises. The Company operates in three operating segments of a single industry. The segments include 1) operations as a franchisor of printing franchises, 2) sale of paper products and supplies to the BCT Franchises, and 3) other operations.

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

         BCT supplies business stationery and rubber stamp and label catalogs to its Franchises and also sells them paper products featured in the catalogs through PPP. The catalogs are printed at the Company's catalog printing facility which is located in the Company's warehouse and paper conversion facility in Menasha, Wisconsin.

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

         BCT derives revenues from six principal sources: (i) royalties, which are based on a percentage of sales from the BCT Franchises; (ii) resale fees from the resale of operating Franchises; (iii) sales of paper products to franchisees; (iv) catalog and miscellaneous equipment and parts sales classified as printing sales; (v) interest income from financing franchise acquisitions (primarily resales) and receivables; and (vi) software licensing fees related to Orderprinting.com.

         As of May 22, 2002, 82 BCT Franchises are in operation in 36 states and Canada (nine Franchises). In August 2001, the Company reached agreement with the Franchise located in Buenos Aires, Argentina. Under the agreement, both parties released the other party from any further obligation under the then existing Franchise Agreement. The current number of Franchises compares with 84 and 87 Franchises in operation on May 25, 2001 and May 19, 2000, respectively. The decrease in the number of franchises in fiscal 2002 is the result of the closing of one Franchise location and the agreement with the Buenos Aires Franchise described above. Total BCT system sales reached approximately $101,000,000, $108,000,000 and $107,000,000 for the years ended December 31, 2001, 2000 and
1999, an average of $1,232,000, $1,238,000 and $1,230,000, respectively, per
Franchise.

         BCT receives either a 5% or 6% royalty fee based on gross franchisee sales for original 15 - 25 year contracts. The royalty fee is dependent on the initial franchise agreement date. Generally, agreements dated through mid-1986 carry 5% royalties. Thereafter, the 6% royalty applies. Certain Franchises were granted a sliding scale of decreasing royalty rates based upon meeting specified quarterly sales plateaus in connection with the renewal of their franchise agreement. No franchise agreements are up for renewal in fiscal 2003. For fiscal years ended 2002, 2001, and 2000, continuing franchise royalties comprised approximately 28%, 27% and 21% of total revenue, respectively. PPP sales to the franchisees for fiscal years ended 2002, 2001, and 2000 were approximately 67%, 69%, and 71%, of total revenue, respectively.

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

                                   Franchises
                                   ----------

         BCT's franchise agreements with individual Franchises are typically for a 15-to-25 year period and are renewable for additional 10-year periods. The right to renew is contingent upon the Franchise not being in default under any material term of the franchise agreement. BCT may terminate a franchise agreement under certain circumstances where the Franchisee is in material default under the franchise agreement and has not cured such default(s) after notice from BCT. BCT's existing franchise agreements with individual Franchises have an average remaining term of approximately 15 years. No Franchises come up for renewal in fiscal 2003, and in the subsequent 10 years, 16 Franchises come up for renewal.

         The Company does not expect to generate significant revenues from the sale of new Franchises in the foreseeable future. The Company intends to focus its growth strategy on increasing sales by existing Franchises in an attempt to reverse the decline in sales resulting from the overall decline in the quick print industry, the core market of the Company's franchises.

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

                            Research and Development
                            ------------------------

         The Company performs ongoing research and development, seeking improvements in the operating procedures and products of its Franchises and development of proprietary software. These activities are primarily done at the Company's corporate headquarters. Also, the Company often requests individual franchisees to perform tests of various equipment, materials or techniques in an actual production environment. The Company has invested significant amounts in the research and development of Orderprinting.com(TM), an Internet-based order entry and distribution system. Additional investment will be required to enhance the system and to provide for the increasing volume of orders being processed in this manner.

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

                                    Employees
                                    ---------

         As of May 22, 2002, the Company has 42 employees, all of whom are located at either (i) the Company's corporate headquarters in Fort Lauderdale, Florida, or (ii) the Company's paper distribution warehouse and paper converting facility in Menasha, Wisconsin.

          Financial Information Relating to Foreign and Domestic Operations
          -----------------------------------------------------------------

                               February 28,      February 28,      February 29,
                                   2002              2001             2000
                               -------------     -------------     -------------
Revenue:
   Foreign operations         $     576,000     $     811,000     $     866,000
   Domestic operations        $  17,431,000     $  18,618,000     $  18,783,000

Operating Profit:
   Foreign operations         $      26,000     $      45,000     $     134,000
   Domestic operations (1)    $     787,000     $   1,092,000     $   2,074,000

Identifiable Assets:
   Foreign operations         $     299,000     $     309,000     $     366,000
   Domestic operations        $  16,779,000     $  15,881,000     $  16,955,000

         (1) Amounts do not include losses from discontinued operations amounting to $31,000 and $357,000 for the years ended February 28, 2001 and February 29, 2000, respectively.

Item 2.  Properties
------   ----------

         The Company's corporate headquarters are located at 3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida, and occupy approximately 7,500 square feet. The lease on this facility continues to October 2002 at a monthly rental of approximately $11,000.

         The Company's primary paper warehouse is located at 772 Specialists Avenue, Menasha, Wisconsin utilizing approximately 35,000 square feet. This facility also accommodates the Company's printing and paper converting operations and is leased at a monthly rental of approximately $10,000 through January 2005.

         Management believes that existing warehouse facilities are adequate for the foreseeable future. Management is currently evaluating lease options for its corporate headquarters where the existing lease expires in October 2002.

Item 3.  Legal Proceedings
------   -----------------

         No material matters.

Item 4.  Submission of Matters to a Vote of Securities Holders
-------  -----------------------------------------------------

         No matters were submitted to a vote of securities holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended February 28, 2002.

Item 5.  Market for Registrant's Common Stock and Related Security Holder
------   ----------------------------------------------------------------
         Matters
         -------

         The Company's Common Stock was traded on the NASDAQ National Market under the symbol "BCTI" until September 9, 2001 when it was de-listed for failure to meet minimum requirements for the market value of its public float. Since September 9, 2001 the Company's Common Stock has traded on the OTC Bulletin Board.

         The following table sets forth, for the quarters indicated, the high and low closing price for the Common Stock as reported on the Nasdaq National Market through September 9, 2001, and on the OTC Bulletin Board thereafter.

         Fiscal Quarters                            High       Low
         ---------------                            ----       ---
2001     First Quarter                              $2.19     $1.25
         Second Quarter                             $1.72     $1.31
         Third Quarter                              $1.94     $1.34
         Fourth Quarter                             $1.56     $1.19

2002     First Quarter                              $1.62     $0.93
         Second Quarter                             $1.30     $0.71
         Third Quarter                              $1.09     $0.50
         Fourth Quarter                             $1.11     $1.02

2003     First Quarter (through May 22, 2002)       $1.11     $0.46


         On May 22, 2002, the closing price per share of Common Stock, as reported on the OTC Bulletin Board was $0.85.

         There is currently no established public trading market for any securities of the Company other than the Common Stock.

         The approximate number of holders of record of the Company's Common Stock as of May 22, 2002 was 800.

         During the fiscal years ended February 28, 2002, February 28, 2001, and February 29, 2000 no cash dividends were declared on the outstanding Common Stock. The Company has no plans to pay any dividends on the Common Stock.

Item 6.  Selected Financial Data     (000's omitted, except per share data)
-------  -----------------------

OPERATIONS
   for the fiscal year ended:                  Feb. 28, 2002  Feb. 28, 2001   Feb. 29, 2000   Feb. 28, 1999    Feb. 28, 1998
                                               -------------  -------------   -------------   -------------    -------------
REVENUES:
   Royalties and franchise fees                $     5,117     $    5,267         $   5,394      $    5,356       $    4,921
   Paper and printing sales                         12,068         13,424            13,881          12,817           11,734
   Sales of franchises                                  99             46                27              87               44
   Interest and other income                           723            692               347             346              323
                                               -----------     ----------         ---------      ----------       ----------
                                                    18,007         19,429            19,649          18,606           17,022
                                               -----------     ----------         ---------      ----------       ----------
EXPENSES:
   Cost of paper and printing sales                 10,592         11,605            11,574          10,939            9,857
   Selling, general and administrative               6,376          6,455             6,619           4,290            4,171
   Depreciation and amortization                       226            232               189             186              199
                                               -----------     ----------         ---------      ----------       ----------
                                                    17,194         18,292            18,382          15,415           14,227
                                               -----------     ----------         ---------      ----------       ----------
Income from continued operations before
   legal settlement and income taxes                   813          1,137             1,267           3,191            2,795
Legal settlement                                       ---            ---               941             ---              ---
                                               -----------     ----------         ---------      ----------       ----------
Income from continued operations
   before income taxes                                 813          1,137             2,208           3,191            2,795
Income tax provision                                   321            442               837             690              986
                                               -----------     ----------         ---------      ----------       ----------
Income from continued operations                       492            695             1,371           2,501            1,809

Discontinued operations (2):
   Loss from Company owned Franchises
   operated under a plan of disposition, net
   of income tax benefit                               ---            (31)             (357)           (327)           (244)
                                               -----------     ----------         ---------      ----------       ----------

Net income                                     $       492     $      664         $   1,014      $    2,174       $    1,565
                                               ===========     ==========         =========      ==========       ==========
Earnings (loss) per common share:
Income from continued operations               $       .10     $      .13         $     .26      $      .47       $      .35
Loss from discontinued operations                      ---           (.01)             (.07)           (.06)            (.05)
                                               -----------     ----------         ---------      ----------       ----------
     Basic                                     $       .10     $      .13         $     .19      $      .41       $      .30
                                               ===========     ==========         =========      ==========       ==========

Income from continued operations               $       .10     $      .13         $     .25      $      .45       $      .32
Loss from discontinued operations                      ---           (.01)             (.06)           (.06)            (.04)
                                               -----------     ----------         ---------      ----------       ----------
     Diluted                                   $       .10     $      .13         $     .19      $      .39       $      .28
                                               ===========     ==========         =========      ==========       ==========

Total assets                                   $    17,078     $   16,190         $  17,321      $   15,235       $   14,157
Long-term debt                                 $       ---     $      236         $     330      $      433       $      539
Preferred stock                                $       ---     $      ---         $     ---      $       60       $       60
Working capital                                $     8,285     $    6,921         $   5,666      $    6,424       $    5,145
Stockholders' equity (1)                       $    14,756     $   14,284         $  13,756      $   12,892       $   11,073

(1) During the five fiscal years ended February 28, 2002, no cash dividends have been declared on the Common Stock outstanding.
(2) Discontinued operations are discussed in Note 2 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies
----------------------------

         Our critical accounting policies are those which we believe require the most subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting policies, the underlying judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions, is as follows:

Royalty Revenue

         Royalty revenue is recorded based upon reports received from Franchises. Each month, an accrual is made for each Franchise for unreported sales. This accrual is calculated by taking the number of unreported weeks for each Franchise multiplied by the average of the previous six reported weeks' sales for that Franchise. The risk exists that actual sales for the unreported weeks may materially differ from the average used to calculate the accrual. For the fiscal years 2002, 2001 and 2000 the end of year accruals for unreported royalties approximated $286,000, $398,000 and $334,000, respectively.

         In addition, the Company evaluates the collectibility of royalties. When the Company determines, through payment history, knowledge of weak financial condition or other factors, that collectibility of royalties from a particular Franchise is doubtful, the Company ceases accruing royalties for the franchise until the Franchise is transitioned to new ownership or until payments become current. At the end of fiscal 2002, 2001 and 2000 the Company was not accruing royalties for two franchises. The Company has an active program to assist in remarketing franchises that are not meeting the expectations of the owner(s) or the Company.

         Certain franchises are eligible for a rebate of royalties paid based upon meeting specific contractually established sales levels and other financial performance requirements. The Company records an accrual each month for estimated royalty rebates. There is a risk that actual results may vary from the amounts accrued due to variances in sales levels and or failure by the Franchise to meet financial performance requirements.

Allowance for Doubtful Accounts

         The Company records an allowance for doubtful accounts when it is determined that the amount a Franchise owes the Company approaches the estimated value of the Franchise. In addition, provision is made when, in management's judgment, there is significant risk that a Franchise will not be able to meet its obligations as they become due. There is a risk that the value, estimated by the Company, may vary materially from the actual value of the Franchise or that factors beyond the control of the Company may result in a Franchise ceasing operations unexpectedly, thus significantly decreasing the value of the Franchise.

Line of Credit Guarantee

         In August 2002, the board of directors of the Company approved a guaranty of a $2 million bank line of credit for Phoenix Group of Florida, Inc., (Phoenix) a company owned by the Chairman, Chief Executive Officer and President (the Chairman) of the Company. This guarantee has been treated as a commitment and as such the possible liability of the Company is not reflected in the balance sheet of the Company. Phoenix is a Company formed to acquire shares of the Company's common stock in anticipation of a going private transaction via a merger between the Company and Phoenix. As such, the primary asset of Phoenix consists of the common stock of the Company. The Company periodically evaluates the ability of Phoenix to meet its obligations under the line of credit agreement.

Fiscal 2002 Compared to Fiscal 2001
-----------------------------------

           Total revenues for fiscal 2002 decreased $1,422,000, or 7%. Royalties decreased $150,000 or 3%. Paper and printing sales decreased $1,356,000 or 10%. These decreases were partially offset by an increase in interest and other income of $31,000 or 5% and an increase in revenue from sales of franchises of $53,000 or 115%.

           Royalties decreased due to lower network sales which resulted from the loss of a national account in Canada at the end of fiscal 2001 and the failure of 3 franchises in the 3/rd/ and 4/th/ quarters of fiscal 2001. Paper and printing sales decreased in fiscal 2002 due to the decrease in network sales and due to strict enforcement of payment terms.

           The Company recognized deferred revenue from the sale of a franchise in connection with the payoff of the related note receivable in November 2001. In addition, the Company reached agreement with the franchise in Buenos Aires, Argentina releasing each party of any further contractual obligations, which resulted in the recognition of revenue which was previously deferred due to the uncertainty of related support costs associated with the revenue. These factors resulted in higher revenue from sales of franchises in fiscal 2002.

           Interest and other income increased due to an increase in fees charged to Franchises for use of Orderprinting.com. Franchises pay an annual license fee each calendar year. In 2001, the annual fee was $4,200 compared to $6,000 beginning in January 2002. In addition, interest income increased $27,000 or 7%.

           Cost of paper and printing sales as a percentage of paper and printing sales was 88%, 86% and 83%, respectively, for fiscal 2002, 2001 and 2000. Fluctuations in this percentage result primarily from changes in the sales mix. In addition, the Company recorded a reserve for obsolete inventory of $175,000 in fiscal 2002 ($30,000 and $76,000, respectively, in fiscal 2001 and 2000) relating to label catalog raw material and finished product and inventories of label stock, all made obsolete by the introduction of a new outsource label program. Selling, general and administrative expenses represented 35%, 33% and 34% of total revenue, respectively for fiscal 2002, 2001 and 2000. The increase in the fiscal 2002 percentage is primarily the result of the decrease in total revenues in fiscal 2002. During fiscal 2002, expenses for research and development decreased $403,000 or 60% as the Company migrated from the use of outside programmers to an in-house programmer. In addition, bad debt expense decreased $152,000 or 10% and travel expense decreased by $81,000 or 45%. These decreases were offset by increases in (i) salaries and employee benefits of $307,000 or 11% which resulted from severance paid to the prior President and CEO and three other employees amounting to approximately $407,000 and (ii) an increase in legal and professional fees of $313,000 or 133%, primarily the result of the proposed merger of the Company with Phoenix Group of Florida, Inc. See Item 13. "Certain Relationships and Related Transactions."

Fiscal 2001 Compared to Fiscal 2000
-----------------------------------

         Total revenue for fiscal 2001 decreased $220,000 or 1%. Royalties decreased $127,000 or 2%. Paper and printing sales decreased $457,000 or 3%. These decreases were partially offset by an increase in interest and other income of $345,000 or 99%. Royalty revenues decreased due to the Company ceasing to recognize royalty revenue for three Franchises which closed due to a deterioration of their operations. Paper and printing sales decreased primarily due to lower sales of business stationery catalogs from the Company's catalog printing facility. Sales of business stationery catalogs were higher in the prior fiscal year due to the introduction of a new revised catalog in that fiscal year. Interest and other income increased due to licensing fees charged to Franchises in fiscal 2001 for use of Orderprinting.com, the Company's Internet based ordering system. These licensing fees amounted to $263,000 in fiscal 2001.

         Cost of paper and printing sales as a percentage of paper and printing sales was 86%, 83% and 85%, respectively, for fiscal 2001, 2000 and 1999. Fluctuations in this percentage result primarily from changes in the sales mix. Selling, general and administrative expenses represented 33%, 34% and 23% of gross revenues in fiscal 2001, 2000 and 1999, respectively. The increase in the fiscal 2001 and 2000 percentages was due primarily to provisions for doubtful accounts of $1,452,000 and $1,725,000, respectively, to provide for the deterioration of the financial condition of several Franchises which have significant receivable balances with the Company. In addition, the increase in fiscal 2001 expenses was due to additional programming costs related to the development of the Orderprinting.com(TM) technology of approximately $306,000.

Liquidity and Capital Resources
-------------------------------

         The Company generated cash from continuing operations of $3,260,000 during the fiscal year ended February 28, 2002. The Company employed the cash generated to make capital expenditures of approximately $162,000 and to make principal payments on debt of $86,000. The Company's cash increased by $3,020,000 in fiscal 2002.

         Included in cash are amounts received from national accounts on behalf of Franchises which are remitted to the Franchises weekly. The balance to be remitted amounted to $279,000 and $152,000 at February 28, 2002 and 2001, respectively.

         The Company believes that internally generated funds will be sufficient to satisfy its working capital and capital expenditure requirements for the foreseeable future; however, there can be no assurance that external financing will not be needed. During fiscal 2002, the Company renewed a $2 million line of credit with a bank. No advances have been made on the line as of May 22, 2002.

         It is the Company's intention to reinvest cash generated from operations into financial assistance to the network in order to encourage replacement of outdated equipment and investment in new software and equipment to bring new products to the marketplace. Further, the Company will increase certain minimum order quantities from its paper suppliers in order to entice better pricing resulting in somewhat higher inventory levels in the future. In addition, as the volume of orders processed on

Orderprinting.com continues to increase, significant future investment will be necessary to provide additional functionality and to support the increasing volume of transactions. Finally, the Company intends to retire its outstanding debt in fiscal 2003 which will reduce interest expense approximately $50,000.

At February 28, 2002, the Company has future obligations of the following:

         Fiscal      Operating   Long Term
         Year          Leases      Debt     Total

         2003         $  218     $  560     $  778
         2004            123        ---        123
         2005            114        ---        114
         2006              6        ---          6
         2007              6        ---          6
                      ------     ------     ------
         Totals       $  467     $  560     $1,027
                      ======     ======     ======

         In August 2001, in connection with the $2 million bank loan to Phoenix (the "Loan"), the Company entered into an agreement with Phoenix and the Chairman providing the following conditions to the guarantee of the loan by the Company and its subsidiary BCT (which included a pledge of substantially all of the assets of the Company and BCT to secure the Loan): (i) the last year of the Chairman's employment agreement with the Company was eliminated, so that the agreement will now terminate on February 28, 2002; (ii) the Chairman and Phoenix, jointly and severally, agreed to (A) grant the Company an assignable one-year option to repurchase all of the shares of the Company's common stock bought with the borrowed funds at the same price paid by Phoenix and (B) pay the Company's expenses incurred in connection with the transaction, unless (1) the Chairman and/or Phoenix made an offer on or before September 30, 2001, to purchase for cash all of the Company's shares held by public shareholders, and providing for a closing of that transaction on or before April 15, 2002 and (2) such transaction closes on terms deemed "fair" to the Company and its shareholders by the Special Committee, consisting of non-management directors of the Company; and (iii) the Company and Phoenix, jointly and severally, agreed to immediately reimburse the Company for all payments made pursuant to the corporate guaranty. As collateral for their reimbursement obligations, the Chairman and Phoenix granted the Company a first priority security interest in any and all shares of the Company's common stock which Phoenix purchased with the borrowed funds and a subordinated security interest in the shares of the Company's common stock already owned by Phoenix and pledged to the bank.

Selected Quarterly Financial Data
---------------------------------

Quarterly financial results were as follows: (000's omitted, except per share data)

                                                           Quarters Ended
                                 May 31     Aug. 31      Nov. 30    Feb. 28
Fiscal 2002
Revenues                        $ 4,804     $ 4,529      $ 4,390    $ 4,284
Operating income (loss)             110         342          483       (122)
                                -------     -------      -------    -------
Net income (loss)               $    67     $   209      $   291    $   (75)(a)
                                =======     =======      =======    =======
Earnings (loss) per share:
  Basic                         $  0.01     $  0.04      $  0.06    $ (0.01)
                                =======     =======      =======    =======
  Diluted                       $  0.01     $  0.04      $  0.06    $ (0.01)
                                =======     =======      =======    =======

Fiscal 2001
Revenues                        $ 5,205     $ 4,756      $ 4,878    $ 4,590
Operating income (loss)             813         617          380       (673)
Discontinued operations             ---         (31)         ---        ---
                                -------     -------      -------    -------
Net income (loss)               $   496     $   346      $   243    $  (421)(a)
                                =======     =======      =======    =======
Earnings per share:
  Basic                         $  0.09     $  0.07      $  0.05    $ (0.08)
                                =======     =======      =======    =======
  Diluted                       $  0.09     $  0.07      $  0.05    $ (0.08)
                                =======     =======      =======    =======

(a) Losses in the 4/th/ quarters are attributable to additional bad debt expense due to the unanticipated seizure of a franchise in January 2002 and the closing of a franchise in January 2001.

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

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

         The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules on page D-1 are filed as a part of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None

Item 10. Directors and Executive Officers of the Registrant
-------  --------------------------------------------------
                                                                 Date Elected
Name                 Age    Position                             Or Appointed
----                 ---    --------                             ------------

William Wilkerson    60     Chairman of the Board, Chief
                            Executive Officer and President      January 1978
Michael R. Hull      48     Chief Financial Officer, Treasurer
                            and Secretary                        May 1996

John Galardi         64     Director                             November 2000

Jeff Hewson          58     Director                             October, 1999

Henry A. Johnson     66     Director                             February 1975

Philip Pisciotta     63     Director                             June 2001

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

         Jeff Hewson has over 30 years experience in the manufacture and distribution of office and computer supplies. In 1990 Mr. Hewson became President and Director of United Stationers Inc., a leading wholesale distributor of office and computer-related products. He retired as President of United Stationers at the end of 1995, but stayed on the United Stationers Board of Directors until November 1997. Mr. Hewson was also the master license franchisee for BCT Canada, which he successfully developed to nine (9) franchised plants which were sold back to the Company in 1989. Mr. Hewson is currently on the Board of Directors of Kingfield Heath Company, a leading wholesale distributor of office and computer supplies in the United Kingdom.

         Henry A. Johnson, founder of BCT, has been a Director of the Company since January 1986. Mr. Johnson was appointed Senior Vice President of the Company effective March 1, 2001. From January 1986 until October 1988, he was Senior Vice President/Operations of the Company. In February 1989, he accepted the additional responsibilities of Executive Vice President of BCT. Previously, he was Senior Vice President/Operations for Business Cards Tomorrow, Inc. (a Florida corporation), from January 1978. In March 1990, he retired from his position with BCT. Since March 1991, Mr. Johnson has owned and his family has operated a private printing business, Colorful Copies, located in Las Vegas, Nevada.

         Philip Pisciotta became a Director of the Company in June 2001. Since 1986, he has been the CEO, Chairman and a major stockholder of The Cove Group, Denver, Colorado which operates two food processing facilities. He is a member of the Board of Directors of The Galardi Group.

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

Item 11. Executive Compensation
-------  ----------------------

         (a)   Board Compensation Committee Report on Executive Compensation

         The Compensation Committee of the Board of Directors, which is comprised of a majority of non-employee directors, has overall responsibility to review and recommend broad-based compensation plans for executive officers of the Company and its BCT subsidiary to the Board of Directors. Pursuant to recently adopted rules designed to enhance disclosure of companies' policies toward executive compensation, set forth below is a report submitted by Mr. Jeff Hewson in his capacity as the Chairman of the Board's Compensation Committee, addressing the Company's compensation policies for fiscal 2002 as they affected the Company's executive officers generally and Mr. William A. Wilkerson, Chairman of the Board and Chief Executive Officer since February 2001, and Mr. Peter T. Gaughn, President and Chief Executive Officer from April 1999 until February 2001, and President and Chief Operating Officer of the Company until May 2001. Mr. Gaughn's employment was terminated by the Company without cause as of May 25, 2001.

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

Relationship of Performance Under Compensation Plans

         Compensation paid Messrs. Wilkerson, Johnson and Hull in fiscal 2002, as reflected in the following Tables, consisted of base salary and bonus.

Annual Bonus Arrangements

         The Company's annual bonuses to its executive officers, as indicated above, are based on both objective and subjective performance criteria. Objective criteria include actual versus target annual operating budget performance and actual versus target annual income growth. Target annual income growth and target annual operating budgets utilized for purposes of evaluating annual bonuses are based on business plans which have been approved by the Board of Directors. Subjective performance criteria encompass evaluation of each officer's initiative and contribution to overall corporate performance, the officer's managerial ability, and the officer's performance in any special projects that the officer may have undertaken. Performance under the subjective criteria was determined at the end of fiscal 2002 after informal discussions with other members of the Board.

Mr. Wilkerson's Fiscal 2002 Compensation

         During fiscal 1993, the Compensation Committee approved a seven year employment contract for Mr. Wilkerson for fiscal years beginning in fiscal 1994. All of Mr. Wilkerson's fiscal 2001 compensation was paid pursuant to this contract. In June 1997, Mr. Wilkerson's contract was extended for an additional three year term through fiscal 2003. The agreement calls for minimum annual salary amounts of $300,000 during the employment term. In May 2000, the Compensation Committee increased Mr. Wilkerson's fiscal 2001 minimum annual salary to $315,000. The Company guaranteed a $2 million bank line of credit for Phoenix Group of Florida, Inc., a company owned by Mr. Wilkerson. In connection with the guarantee, Mr. Wilkerson's employment contract expired on February 28, 2002. Mr. Wilkerson is currently employed without a contract at an annual salary of $315,000. See Item 13. "Certain Relationships and Related Transactions."

Mr. Gaughn's Fiscal 2002 Compensation

         In May 1999, the Committee approved an employment agreement with Peter
T. Gaughn, the President and Chief Executive Officer of the Company. The initial term of the employment agreement was three years, but was subject to automatic extension for successive one-year terms unless either party gives notice of its intent not to renew. The agreement called for minimum annual salary amounts during the initial three year term of $250,000, $262,000 and $276,000. In addition, the agreement provided for incentive compensation equal to 2.5% of the pretax income of the Company, subject to a limit of $125,000 in fiscal 2000 and the base salary thereafter. Additionally, the agreement granted options to purchase 400,000 shares of Common Stock of the Company at $2.25, of which 100,000 vested immediately and the remainder were scheduled to vest 15% annually over the next five years. Further, the agreement provided for the granting each year of options to purchase shares of the Company's Common Stock equal to the amount of the incentive compensation for that year divided by the market price of the Company's stock on the day preceding the payment of the incentive compensation. These options were to vest 25% immediately and 15% each year for five years thereafter. Mr. Gaughn's employment was terminated without cause on May 25, 2001. Under the terms of Mr. Gaughn's employment agreement, the Company was required to pay Mr. Gaughn's salary at an annual rate of $276,000 through May 2002. The Company recorded a charge to operations for the entire amount of this payout in the first quarter of fiscal 2002.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE COMPANY'S BOARD OF DIRECTORS:

                    Jeff Hewson       John Galardi           William Wilkerson

(c)      Compensation Tables

         The following tables set forth the compensation received for services in all capacities to the Company during its fiscal years ended February 28, 2002 February 28, 2001, and February 29, 2000, by the executive officers of the Company as to whom the total salary and bonus in the most recent year exceeded $100,000.

                             BCT International, Inc.
                             -----------------------
                           Summary Compensation Table
                           --------------------------
                        Fiscal Years 2002, 2001 and 2000
                        --------------------------------
                                  000's omitted
                                  -------------

                                                                                                       Long-Term
                                    Annual Compensation                                           Compensation Awards
---------------------------------------------------------------------------------------------------------------------

                                            Fiscal                                  Form of Payment
                                                                                    ---------------
Name                Position                Year        Salary          Bonus       Cash     Shares      Options
----                --------                ----        ------          -----       ----     ------      -------
W.A. Wilkerson      Chairman of             2002        $  327 (1)     $   65      $ 392       ---           ---
                    the Board               2001        $  327 (1)     $  ---      $ 327       ---             5  (2)
                                            2000        $  312 (1)     $   40      $ 352       ---           ---

H.A. Johnson        Senior Vice-President
                    Director                2002        $  142 (1)      $  28      $ 170       ---           ---

M.R. Hull           Chief Financial         2002        $  110 (3)      $  22      $ 132       ---           ---
                    Officer, Secretary      2001        $  106 (3)      $ ---      $ 106       ---           ---
                    and Treasurer           2000        $   96          $  32      $ 128       ---            15  (4)

(1)  Salary for fiscal 2002, 2001 and 2000 includes a $12 car allowance.
(2)  Options granted in fiscal 2001, all of which immediately vested.
(3)  Salary for fiscal 2002 and 2001 includes a $6 car allowance.
(4) Options granted in fiscal 2000, 25% of which immediately vested and the remainder vesting over five years.

                             BCT International, Inc.
                             -----------------------
                    Aggregated Option Exercises and Year-End
                    -----------------------------------------
                          Option Values for Fiscal 2002
                          -----------------------------
                                  000's omitted
                                  -------------

                                                                                    Number of                 Value of
                                                                                    Unexercised               In-The-Money
                                                                                    Options at                Options at
                                                Shares                              2/28/02 (#)               2/28/02 ($)
                                                Acquired on       Value             Exercisable/              Exercisable/
Name                       Position             Exercise #        Realized ($)      Unexercisable             Unexercisable
----                       --------             -----------       ------------      -------------             -------------
W.A. Wilkerson             Chairman and
                           Chief Executive          ---           $   ---               330/0                   $   0/0
                           Officer

H.A. Johnson               Senior Vice-             ---           $   ---                36/0                   $   0/0
                           President

M.R. Hull                  Chief Financial          ---           $   ---                 8/7                    $  0/0
                           Officer, Secretary
                           and Treasurer

                             BCT International, Inc.
                             -----------------------
                        Executive Management Compensation
                        ---------------------------------
                        Option Grants in Fiscal Year 2002
                        ---------------------------------
                                  000's omitted
                                  -------------

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


                                                     None

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

     The following table sets forth as of May 22, 2002, information with respect to the only persons known to the Company to be beneficial owners of more than 5% of the Company's outstanding Common Stock, as well as the beneficial ownership of all directors and officers of the Company individually and all directors and officers as a group. Based on the information available to the Company, except as set forth in the accompanying footnotes, each person has sole investment and voting power with respect to the shares of common stock indicated. At May 22, 2002, 5,121,471 shares of Common Stock were outstanding, excluding treasury shares held for the account of the Company.

                                                                                 Percent of
                                                      Number of Shares          Outstanding
Name                                               Beneficially Owned (1)       Common Stock
----                                               ----------------------       ------------
Officers and Directors:

William A. Wilkerson                                   3,017,782 (2)               55.38%
Henry A. Johnson                                          96,007 (3)                1.86%
Jeff Hewson                                               70,541 (4)                1.37%
John Galardi                                              20,000 (5)                 .39%
Michael R. Hull                                            8,750 (6)                 .17%

Officers and Directors as a group (5 persons)          3,213,080 (7)                  58%

_________________________

(1) This column sets forth shares of Common Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13D-3 of the Securities and Exchange Commission ("SEC").

(2)  Includes 327,500 shares covered by currently exercisable stock options.

(3)  Includes 27,500 shares covered by currently exercisable stock options.

(4)  Includes 30,000 shares covered by currently exercisable stock options.

(5)  Includes 20,000 shares covered by currently exercisable stock options.

(6)  Includes 8,250 shares covered by currently exercisable stock options.

(7)  Includes 413,250 shares covered by currently exercisable stock options.

Item 13.    Certain Relationships and Related Transactions
--------    ----------------------------------------------

     In February 1996, a company of which Mr. Wilkerson, the Chairman of the Board and Chief Executive Officer, was a 50% shareholder, purchased the Honolulu, Hawaii franchise (the "Hawaii Franchise") for a total purchase price of $400,000 plus accounts receivable and inventory. The purchase price was payable pursuant to a $325,000 promissory note, representing an assumption of the prior franchisee's debt to the Company and a $108,000 promissory note representing the value of the inventory and accounts receivable acquired. The $325,000 note bore interest at 8% per year and required equal monthly payments of principal and interest for 10 years based on a 15-year amortization, with a balloon payment due at the end of 10 years. The $108,000 note bore interest at 8% per year and was payable in five years pursuant to equal monthly payments of principal and interest. During fiscal 1997, the Company advanced an additional $65,000 to the Hawaii Franchise in exchange for three promissory notes due February 28, 1997 bearing interest of 8% (the "$65,000 notes"). The Hawaii Franchise notes were secured by pledges of substantially all of the assets of the Hawaii Franchise, as well as the joint and several personal guarantees of the shareholders

     In fiscal 1999, the Company advanced $167,000 to the owners of the Hawaii Franchise. Reserves were recorded by the Company on the accounts and notes receivable relating to the Hawaii Franchise. In May 2000, in order to further secure his obligations to the Company in connection with the Hawaii Franchise, Mr. Wilkerson pledged 100,000 shares of the Company's Common Stock as collateral for those obligations.

     As of May 2001, the Hawaii Franchise was 57 months behind on payments under the $325,000 note and 57 months behind on payments under the $108,000 note. No payments had been made on the $65,000 notes. Further, the Hawaii Franchise's debt to the Company for paper purchases, royalties and other advances totaling $581,000 was more than 90 days past due.In May 2001, the Board of Directors approved the Company's purchase of 50% of the Hawaii Franchise from Mr. Wilkerson's partner in exchange for forgiveness of 50% of the principal amounts owed to the Company by the Hawaii Franchise ($566,000). In connection with the purchase, the Company realized a loss amounting to approximately $466,000, representing the excess of amounts forgiven over the fair market value of the assets acquired. This loss was specifically reserved for in a prior year. In connection with this transaction, the Company received a promissory note from Mr. Wilkerson for the remaining principal balance due the Company ($566,000). The note bears interest of 8% and requires monthly instalments of principal and interest consisting of Mr. Wilkerson's proportional share of the monthly cash flow of the business until May 25, 2006 when the remaining principal and accrued interest is due. During the fiscal year ended February 28, 2002, no payments were made under the note because the Hawaii Franchise failed to generate positive cash flow.

     Effective May 8, 1999, the Company entered into a three-year employment agreement with Peter T. Gaughn, its President and Chief Executive Officer. The agreement provided for a base salary of $250,000 during the first year with minimum 5% salary increases thereafter. In addition, the agreement provided for incentive compensation equal to 2.5% of the Company's pre-tax income, subject to a limit of $125,000 in fiscal 2000 and the base salary thereafter. Additionally, the agreement provided for the grant of options to purchase 400,000 shares of Common Stock at $2.25, of which 100,000 options vested immediately and the remainder were to vest in annual increments of 60,000 shares over the next five years. In addition, the agreement provided for the granting each year of options to purchase a number of shares of Common Stock equal to the amount of incentive compensation for that fiscal year divided by the market price of the Common Stock on the day preceding the payment of the incentive compensation. These options were to vest 25% immediately and 15% each year for five years thereafter.

     Effective May 25, 2001, Mr. Gaughn's employment with the Company was terminated without cause. As prescribed by Mr. Gaughn's employment agreement, Mr. Gaughn received his $276,000 annual salary until May 2002. In addition, Mr. Gaughn was paid $39,000, representing the incentive compensation due him for fiscal 2001 and the first three months of fiscal 2002, and accrued vacation. The Company recorded a charge in operations for the previously unrecorded costs associated with the pay out of Mr. Gaughn's employment agreement in the first quarter of fiscal 2002.

     Effective March 1, 2001, the Company entered into a two-year employment agreement with Henry A. Johnson, a Director and the Company's founder. Under the agreement, Mr. Johnson serves as Senior Vice President of the Company and earns an annual salary of $130,000 plus an annual car allowance of $12,000.

     Effective February 22, 2001, the Company entered into a two year oral consulting agreement with Jeffrey Hewson, a Director. Under the arrangement, Mr. Hewson is paid $3,500 monthly in addition to his monthly director fee, and is reimbursed for all related expenses. Pursuant to the agreement, Mr. Hewson is required to perform an operational review of the Company and provide management of the Company with a report on same and to assist management in developing and implementing the future strategic direction of the Company.

     In May 2001, Mr. Wilkerson expressed to the Company's board his interest in exploring the possibility of purchasing the shares of the Company's common stock not already owned by him. On May 21, 2001, Mr. Wilkerson acquired the right to purchase 623,782 shares of the Company's common stock at a price of $1.75 per share pursuant to an option agreement with Bill LeVine, a former director of the Company, as Trustee of the 1982 Bill and Bonnie LeVine Trust (the "LeVine Trust"). On June 19, 2001, the Company's board appointed Jeffrey K. Hewson and Phillip M. Pisciotta, both independent directors, as members of a Special Committee to consider the terms and conditions of a possible future proposal for Mr. Wilkerson and persons affiliated with him to purchase the shares of the Company's common stock not already owned by him. The Special Committee was authorized to engage legal counsel and a financial advisor at the Company's expense, to consider the proposed offer from Mr. Wilkerson as well as any other bonafide offers made to the Company, to negotiate the definitive terms and conditions of any such transaction and to prepare and deliver to the Company's board its presentation and recommendation on the appropriate course of action for the Company.

     On August 9, 2001, the Company entered into an agreement with Mr. Wilkerson and Phoenix Group of Florida, Inc. ("Phoenix") a Nevada corporation wholly-owned by Mr. Wilkerson and formed to hold the shares of the Company's common stock beneficially owned by Mr. Wilkerson, providing the terms and conditions pursuant to which the Company would guarantee a $2 million bank loan to Phoenix, secured by a pledge of substantially all of the Company's assets, which Phoenix and Mr. Wilkerson (the "Acquisition Group") could use to acquire shares of the Company's common stock with a view to acquiring all of the shares of the common stock not owned by the Acquisition Group. The Company agreed to guarantee the bank loan on the following terms and conditions:

     (i) The last year of Mr. Wilkerson's employment agreement with the Company was eliminated, so that the agreement would terminate on February 28, 2002;

     (ii) Mr. Wilkerson and Phoenix, jointly and severally, agreed to (A) grant the Company an assignable one-year option to repurchase all of the shares of the Company's common stock bought with the borrowed funds at the same price paid by Phoenix and (B) pay the Company's expenses incurred in connection with the transaction, unless (1) Mr. Wilkerson and/or Phoenix made an offer on or before September 30, 2001, to purchase for cash, all of the Company's shares held by public shareholders and provided for a closing of the transaction on or before April 15, 2002 (subject to extension to May 31, 2002, in the event of delays caused by a third party), with the option to run one year from the Acquisition Group's failure to meet the applicable deadline, and (2) such transaction closes on terms deemed "fair" to the Company and its shareholders by the Special Committee; and

     (iii) Mr. Wilkerson and Phoenix, jointly and severally, agreed to immediately reimburse the Company for all payments made pursuant to the guarantee.

As collateral for their reimbursement obligations, Wilkerson and Phoenix granted to the Company a first priority security interest in all shares of the Company's common stock which Phoenix purchased with the borrowed funds and a subordinated security interest in the 935, 382 shares of the Company's common stock already owned by Phoenix and pledged to the bank.

     On August 29, 2001, Phoenix purchased an aggregate of 618,482 shares of the Company's common stock from Steven N. Bronson and Catalyst Financial, LLC, at a price of $1.50 per share. On September 1, 2001, pursuant to the LeVine Trust option assigned by Wilkerson to Phoenix, Phoenix exercised the option and purchased the 623,782 shares held by the LeVine Trust at a purchase price of $1.75 per share. In connection with the exercise of the option, Phoenix made a payment of $45,484 to the LeVine Trust at the closing and Mr. Wilkerson executed a two-year promissory note in favor of the LeVine Trust for the balance of the aggregate exercise price of $1,046,134. Between August 20 and October 21, 2001, Phoenix purchased an aggregate of 454,036 shares of common stock from various shareholders in private transactions for an aggregate purchase price of $408,632 ($.90 per share). The funds used for these private purchases came from the proceeds of the bank loan.

     On September 20, 2001, Phoenix presented a written offer to purchase all of the Company's shares not owned by Phoenix at a price of $.85 per share. On November 26, 2001, after two months of negotiations between Phoenix and the Special Committee and extensive financial analysis by Capitalink, LLC as financial advisor to the Special Committee, the board of directors of the Company approved a definitive merger agreement between the Company and Phoenix and Wilkerson providing for the Acquisition Group to purchase all of the shares of the Company's outstanding common stock not owned by the Acquisition Group at a price of $1.13 per share. Prior to approving the merger agreement, the board received an opinion from Capitalink stating its belief that the proposed merger consideration was fair from a financial point of view to the Company's stockholders other than the Acquisition Group.

     On April 26, 2002, the Company and Phoenix entered into an agreement terminating the merger agreement. The Company advanced on Wilkerson's behalf payment of approximately $110,000 in legal fees incurred by the Acquisition Group in connection with the proposed merger.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------  ---------------------------------------------------------------

                  (a)     Financial Statements and Financial Statement Schedules

                             See index to Financial Statements on page D1

                  (b)     Reports of Form 8-K

                             No Reports on Form 8-K were filed during the
                  quarter ended February 28, 2002.

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

                        10.6 Stock pledge agreement between the Company and William A. Wilkerson dated May 30, 2000, as filed with the SEC as exhibit 10.7 to the Company's report on Form 10-K for the fiscal year ended February 29, 2000 is incorporated herein by reference.

                        10.7 Employment agreement between the Company and Henry A. Johnson dated February 26, 2001 as filed with the SEC as Exhibit 10.8 to the Company's report on Form 10-K for the fiscal year ended February 28, 2001 is incorporated herein by reference.

                        10.8 Agreement dated May 25, 2001 among Business Cards Tomorrow, Inc. and South Pacific Wholesale Printers, Inc., William A. Wilkerson, Val Antrim, and Rosemary Antrim as filed with the SEC as Exhibit 10.9 to the Company's report on Form 10-K for the fiscal year ended February 28, 2001 is incorporated herein by reference.

                        10.9 Agreement dated August 15, 2001, among the Company, Business Cards Tomorrow, Inc., Phoenix Group of Florida, Inc. and William A. Wilkerson as filed as Exhibit 2.1 to Form 8-K filed on August 31, 2001 is incorporated herein by reference.

                        10.10    Definitive Merger Agreement between the
                                 Company and Phoenix Group of Florida, Inc.
                                 dated November 26, 2001 as filed as Exhibit 2.1 to Form 8-K filed on December 11, 2001 is incorporated herein by reference.
..

                        10.11    Agreement for termination of the Merger
                                 Agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      BCT INTERNATIONAL, INC.
                                                          (Registrant)


         DATE:           May 29,  2002        By: William A. Wilkerson
                  -------------------------       ------------------------------
                                                  William A. Wilkerson
                                                  Chairman, Chief Executive
                                                  Officer and Director

         DATE:          May  29, 2002         By: Michael R. Hull
                  -------------------------       ------------------------------
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

         Jeff Hewson                              Henry A. Johnson
         ----------------------------------       ------------------------------
         Jeff Hewson                              Henry A. Johnson
         Director                                 Director

         Date:  May 29, 2002                      Date:   May 29, 2002



         John Galardi                             Philip Pisciotta
         ----------------------------------       ------------------------------

         John Galardi                             Philip Pisciotta
         Director                                 Director

         Date:   May 29, 2002                     Date:  May 29, 2002

                             BCT INTERNATIONAL, INC.
                             -----------------------

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
            --------------------------------------------------------

Financial Statements:                                                                                              Page Numbers
--------------------                                                                                               ------------
   Report of Independent Certified Public Accountants                                                              D-2

   Consolidated Balance Sheets at February 28, 2002 and 2001                                                       D-3

   Consolidated Statements of Operations for the three fiscal years ended February 28, 2002                        D-4

   Consolidated Statements of Changes in Stockholders' Equity
         for the three fiscal years ended February 28, 2002                                                        D-5

   Consolidated Statements of Cash Flows for the three fiscal years ended February 28, 2002                        D-6 to D-7

   Notes to Consolidated Financial Statements                                                                      D-8 to D-21


Schedules:
---------

   For the fiscal years ended February 28, 2002, 2001 and February 29, 2000:

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

                                      D-1
                                    Page 23

               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of BCT International, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BCT International, Inc. and its subsidiaries at February 28, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
May 28, 2002

                                      D-2
                                    Page 24

BCT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS                                          February 28, 2002     February 28, 2001
                                                                     -----------------     -----------------
(000's omitted, except per share data)


              ASSETS
              ------
Current Assets:
   Cash                                                                $     4,819            $     1,799
   Accounts and notes receivable, net                                        2,889                  3,568
   Inventory, net                                                            1,887                  2,352
   Assets held for sale                                                        105                     63
   Prepaid expense and other current assets                                    154                     71
   Deferred income taxes                                                       419                    321
                                                                       -----------            -----------
       Total current assets                                                 10,273                  8,174

Accounts and notes receivable, net                                           5,170                  6,362
Property and equipment at cost, net                                            435                    473
Deferred income taxes                                                          970                    925
Deposits and other assets                                                       24                     24
Trademark and other intangible assets, net                                     206                    232
                                                                       -----------            -----------
       Total assets                                                    $    17,078            $    16,190
                                                                       ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                                    $       432            $       597
   Notes payable                                                               560                     86
   Accrued liabilities                                                         791                    403
   Deferred revenue                                                            125                    167
                                                                       -----------            -----------
       Total current liabilities                                             1,988                  1,253
Deferred revenue                                                               334                    417
Notes payable, less current maturities                                         ---                    236
                                                                       -----------            -----------
       Total liabilities                                                     2,322                  1,906
                                                                       -----------            -----------
Commitments and contingencies (Note 11)                                        ---                    ---
                                                                       -----------            -----------

Stockholders' equity:
   Common stock, $.04 par value, authorized 25,000,
     5,828 shares (5,822 shares in 2001) issued                                233                    233
   Paid in capital                                                          12,605                 12,597
   Retained earnings                                                         3,490                  2,998
                                                                       -----------            -----------
                                                                            16,328                 15,828
Less:  Treasury stock, at cost, 707 shares (686 shares in 2001)             (1,572)                (1,544)
                                                                       -----------            -----------
       Total stockholders' equity                                           14,756                 14,284
                                                                       -----------            -----------
       Total liabilities and stockholders' equity                      $    17,078            $    16,190
                                                                       ===========            ===========



The accompanying notes are an integral part of these consolidated financial statements.

                                       D-3
                                     Page 25

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except per share data)

                                                                   For the              For the               For the
                                                              Fiscal year ended    Fiscal year ended     Fiscal year ended
                                                              February 28, 2002    February 28, 2001     February 29, 2000
                                                              -----------------    -----------------     -----------------
Revenues:

   Royalties and franchise fees                                 $       5,117         $      5,267          $      5,394
   Paper and printing sales                                            12,068               13,424                13,881
   Sales of franchises                                                     99                   46                    27
   Interest and other income                                              723                  692                   347
                                                                -------------         ------------          ------------
                                                                       18,007               19,429                19,649
                                                                -------------         ------------          ------------
Expenses:
   Cost of paper and printing sales                                    10,592               11,605                11,574
    Selling, general and
     administrative                                                     6,376                6,455                 6,619
   Depreciation and amortization                                          226                  232                   189
                                                                -------------         ------------          ------------
                                                                       17,194               18,292                18,382
                                                                -------------         ------------          ------------

Income from continued operations before legal
   settlement and income taxes                                            813                1,137                 1,267
Legal settlement                                                          ---                  ---                   941
                                                                -------------         ------------          ------------
Income from continued operations before income taxes                      813                1,137                 2,208
Income tax provision                                                      321                  442                   837
                                                                -------------         ------------          ------------
Income from continued operations                                          492                  695                 1,371

Discontinued operations:
   Loss from Company owned Franchises
   operated under a plan of disposition, net of
   tax benefit of $0, $19, and $217, respectively                         ---                  (31)                 (357)
                                                                -------------         ------------          ------------

Net income                                                      $         492         $        664          $      1,014
                                                                =============         ============          ============

Net income (loss) per common share

Income from continued operations                                $         .10         $        .13          $        .26
Loss from discontinued operations                                         ---                 (.01)                 (.07)
                                                                -------------         ------------          ------------
     Basic                                                      $         .10         $        .13          $        .19
                                                                =============         ============          ============

Income from continued operations                                $         .10         $        .13          $        .25
Loss from discontinued operations                                         ---                 (.01)                 (.06)
                                                                -------------         ------------          ------------
     Diluted                                                    $         .10         $        .13          $         19
                                                                =============         ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                                       D-4
                                     Page 26

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(000's omitted)

                                                 Common Stock
                                            ----------------------
                                              Number of      Par          Paid In       Retained         Treasury
                                                Shares      Value         Capital       Earnings           Stock        Total
                                            -----------------------------------------------------------------------------------
Balance March 1, 1999                            5,753     $   230        $12,506       $  1,322         $ (1,166)     $ 12,892

Exercise of options                                 28           1             33            ---              ---            34

Treasury stock purchases                           ---         ---            ---            ---             (206)         (206)

Conversion of preferred stock                       41           2             58            ---              ---            60

Other changes                                      ---         ---            ---             (2)             (36)          (38)

Net income                                         ---         ---            ---          1,014              ---         1,014
                                                 -----     -------        -------       --------         --------      --------

Balance February 29, 2000                        5,822         233         12,597          2,334           (1,408)       13,756

Treasury stock purchases                           ---         ---            ---            ---             (136)         (136)

Net income                                         ---         ---            ---            664              ---           664
                                                 -----     -------        -------       --------         --------      --------

Balance February 28, 2001                        5,822         233         12,597          2,998           (1,544)       14,284

Exercise of options                                  6         ---              8            ---              ---             8

Treasury stock purchases                           ---         ---            ---            ---              (28)          (28)

Net income                                         ---         ---            ---            492              ---           492

                                                 -----     -------        -------       --------         --------      --------
Balance February 28, 2002                        5,828     $   233        $12,605       $  3,490         $ (1,572)     $ 14,756
                                                 =====     =======        =======       ========         ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                       D-5
                                     Page 27

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)

                                                                   For the                  For the                    For the
                                                              Fiscal year ended         Fiscal year ended          Fiscal year ended
                                                              February 28, 2002         February 28, 2001          February 29, 2000
                                                              -----------------         -----------------          -----------------
Cash flows from operating activities:
   Net income                                                $          492            $          664             $        1,014
   Plus loss from discontinued operations                                --                        31                        357
                                                               ------------               -----------                -----------
   Income from continuing operations                                    492                       695                      1,371
   Adjustments to reconcile income from continuing
     operations to net cash provided by
       operating activities:
   Deferred income taxes                                               (143)                      (42)                      (482)
   Depreciation and amortization                                        226                       232                        189
   Provision for doubtful accounts                                    1,300                     1,452                      1,725
   Provision for inventory obsolescence                                 175                        30                         76
   Other adjustments                                                      4                        31                         31
Changes in assets and liabilities:
   Accounts and notes receivable                                        571                      (615)                    (2,115)
    Inventory                                                           290                       (23)                       (85)
   Prepaid expenses and other current assets                            (83)                      134                         59
   Accounts payable                                                    (165)                     (514)                       267
   Accrued liabilities                                                  468                      (946)                       596
   Deferred revenue                                                     125                       (87)                       159
                                                               ------------               -----------                -----------
Net cash provided by continuing operations                            3,260                       347                      1,791
Net cash used by discontinued operations                                ---                       (31)                      (354)
                                                               ------------               -----------                -----------
Net cash provided by operating activities                             3,260                       316                      1,437
                                                               ------------               -----------                -----------

Cash flows from investing activities:
   Capital expenditures for property and equipment                     (162)                     (150)                      (262)
   Discontinued operations                                              ---                       (25)                       (90)
                                                               ------------               -----------                -----------
Net cash (used by) investing activities                                (162)                     (175)                      (352)
                                                               ------------               -----------                -----------
Cash flows from financing activities:
   Treasury stock purchases and other                                   ---                      (136)                      (242)
   Dividend on Series A Preferred Stock                                 ---                       ---                         (2)
   Exercise of stock options and warrants                                 8                       ---                         34
   Repayments on borrowings                                             (86)                     (112)                      (112)
                                                               ------------               -----------                -----------
Net cash (used by) financing activities                                 (78)                     (248)                      (322)
                                                               ------------               -----------                -----------
Net increase (decrease) in cash and cash equivalents                  3,020                      (107)                       763
   Cash at beginning of year                                          1,799                     1,906                      1,143
                                                               ------------                ----------                -----------
   Cash at end of year                                       $        4,819              $      1,799               $      1,906
                                                               ============                ==========                ===========
Supplemental disclosures:
------------------------
Interest paid during the year                                $           34              $         41               $         48
                                                               ============                ==========                ===========
Income taxes paid during the year                            $          209              $        823               $        725
                                                               ============                ==========                ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                       D-6
                                     Page 28

BCT INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(000's omitted)

Noncash activities:
                               ------------------

In fiscal 2002, the Company became liable under a guarantee when a franchise defaulted on its obligations resulting in an increase in notes payable and long term receivables amounting to $324.

In March 2001, the Company received common stock of the Company (treasury stock) amounting to $28 from a franchise in exchange for amounts due the Company.

In May 2001, the Company purchased 50% of the Hawaii Franchise in exchange for forgiveness of 50% of the principal amounts owed to the Company by the Hawaii Franchise ($566). The Company realized a loss of approximately $466, representing the excess of amounts forgiven over the fair market value of the assets acquired.

In fiscal 2000, the Company took back notes receivable amounting to $550 and $495, respectively, in connection with the sales of the Delray Beach, Florida and Louisville, Kentucky Company owned franchises.

The accompanying notes are an integral part of these consolidated financial statements

                                       D-7
                                     Page 29

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(000's omitted, except per share data)

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------  -------------------------------------------------------

Business

     BCT International, Inc. (the "Company"), franchises wholesale thermography printing Franchises through its wholly-owned subsidiary, Business Cards Tomorrow, Inc. (BCT), for which it receives initial franchise fees and continuing royalties. BCT Franchises are located in 36 states and Canada.

     As of February 28, 2002, BCT owns 50% of the franchise located in Honolulu, Hawaii which is held for sale. As of February 28, 2001 there were no franchises owned by BCT. As of February 29, 2000, BCT directly owned one franchise which was held for sale. The Company adopted a plan of disposition for its three Company owned franchises effective February 28, 1999 and accordingly the results of operations of these franchises were presented as discontinued operations. The Company also sells paper stock and catalogs to franchisees.

Principles of Consolidation and Discontinued Operations

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The remaining net assets of the franchises wholly-owned by the Company are reflected in assets held for sale as it is management's intention to resell them. The results of operations of the franchises wholly-owned by the Company , including the estimated losses through the dates of disposition, are included in discontinued operations. The results of operations the franchise not wholly-owned by the Company (Hawaii), of $48 were recognized using the equity method.

Management Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying financial statements relate to the accrual for unreported royalty sales and the allowance for doubtful accounts. Actual results could differ from those estimates.

Fair Value of Financial Instruments

       The carrying amount of cash and cash equivalents, accounts and notes receivable (net of the allowance for doubtful accounts), accounts payable and notes payable approximate fair value as of February 28, 2002 and 2001.

Inventory

         Inventory, consisting primarily of paper products, printing supplies and catalogs for sale to the franchises, is stated at the lower of cost (first in, first out method) or market. As of February 28, 2002 and 2001, the allowance for obsolete inventory was $82 and $75, respectively.

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

                                       D-8
                                     Page 30

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except per share data)

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

Trademark and Other Intangible Assets

     The trademark is amortized using the straight-line method over 17 years. Other intangible assets consist of the excess of purchase price over the fair value of the net assets acquired relating primarily to the acquisition of the Canadian franchise rights in fiscal 1994. The amortization period for the Canadian franchise rights is 19 years, which represented the remaining life of the franchise agreement acquired. As of February 28, 2002 and 2001, accumulated amortization of intangible assets amounted to $268 and $242, respectively.

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

Continuing Franchise Royalties, Paper and Printing Revenues

     Continuing franchise royalties and paper and printing revenues are recognized monthly when earned. Collectibility of these revenues is assessed on a regular basis. The allowance for doubtful accounts is established through a provision for losses charged to selling, general and administrative expense. Accounts receivable are charged off against the allowance for doubtful accounts when management believes that collectibility is unlikely. Management believes the allowance will be adequate to absorb probable losses in existing accounts and notes receivable that may become uncollectible. Certain franchise royalties are recorded on a cash basis when collection is determined by management to be uncertain. In fiscal 2002, 2001and 2000, respectively, $120, $182 and $86 of royalties were not recorded as revenue due to uncertainty of collection.

Licensing Fees

     The Company charges franchises an annual license for the use of Orderprinting.com, the Company's Internet based ordering system. These fees are recognized over the term of the licensing agreement, (one year).

                                       D-9
                                     Page 31

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except per share data)

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

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is illustrated below:

                                                        2002                      2001                      2000
                                                     ---------                  --------                  ---------
Income from continued operations                     $     492                  $    695                  $   1,371
Loss from discontinued operations                          ---                       (31)                      (357)
                                                     ---------                  --------                  ---------
Net income                                                 492                       664                      1,014
Preferred stock dividend                                   ---                       ---                         (2)
                                                     ---------                  --------                  ---------
Basic earnings                                       $     492                  $    664                  $   1,012
                                                     =========                  ========                  =========

Weighted average common shares - basic                   5,123                     5,214                      5,257
Effect of stock options and warrants                       ---                        21                        131
                                                     ---------                  --------                  ---------
Weighted average common shares - diluted                 5,123                     5,235                      5,388
                                                     =========                  ========                  =========



Cash

     For the purposes of reporting cash flows, cash and cash equivalents include investments with original maturities of ninety days or less at purchase date. Included in cash at February 28, 2002 and 2001, respectively, are $279 and $152 representing amounts collected from national accounts which are due to franchises.

                                      D-10
                                     Page 32

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except per share data)


NOTE 2:  DISCONTINUED OPERATIONS
------   -----------------------

     On February 28, 1999, the Company's Board of Directors approved a decision to discontinue the operations comprising its Company owned franchises. The Company owned franchises included the 100% owned franchises in Delray Beach, Florida and Merrimack, New Hampshire and the 70% owned franchise in Louisville, Kentucky. During fiscal 2000 the Company sold the Delray Beach and Louisville franchises. Both transactions included the Company taking promissory notes equal to the respective sales price. Gains, if any, are recognized as payments are received. The $357 loss from discontinued operations for fiscal 2000 is net of a $217 income tax benefit generated by the loss and includes $121 of anticipated losses to be incurred by the Merrimack, New Hampshire Franchise through its disposition in fiscal 2001 and the anticipated loss and costs on the sale of $189. In September 2000, the Company sold the assets of the Merrimack New Hampshire franchise in exchange for a $150 promissory note. In January 2001, the Company reacquired the assets of the Merrimack franchise in exchange for foregiveness of the $150 promissory note. The Company ceased operating the franchise and liquidated the assets of the franchise.

     The $31 loss from discontinued operations for the year ended February 28, 2001 is net of a $19 income tax generated by the loss. The $327 loss from discontinued operations for the year ended February 28, 1999 is net of a $130 income tax benefit generated by the loss, and included $89 of anticipated losses to be incurred by the Merrimack, New Hampshire franchise in fiscal 2000.

     Sales from these discontinued operations were $350 and $1,431 for the years ended February 28, 2001 and February 29, 2000, respectively.

The components of net assets of discontinued operations included in the consolidated balance sheet at February 28, 2001 are as follows:

                                                    2001
                                                    ----

Cash                                              $     2

Accounts receivables                                   52

Property and equipment                                  9

                                                  -------
                                                  $    63
                                                  =======

                                      D-11
                                     Page 33

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except per share data)

NOTE 3:  ACCOUNTS AND NOTES RECEIVABLE
-------  -----------------------------

     Accounts and notes receivable consist of the following:

                                                                       February 28,     February 28,
                                                                          2002              2001
                                                                       ------------     ------------
         Franchise fees and royalties
           receivable                                                  $   859          $  1,349

         Paper sales receivable
           from franchisees                                              2,459             4,237

         Notes receivable from sale of
           franchises, interest at 5%
           to 10.25%, due in monthly
           installments through 2014                                     3,907             2,914

         Notes receivable due from franchisees,
           interest at 8% to 12%, payable
           in monthly installments through
           2014                                                          3,098             3,566

         Other                                                             715               461
                                                                       -------          --------
                                                                        11,038            12,527

         Less - allowance for doubtful accounts                         (2,979)           (2,597)
                                                                       -------          --------
                                                                         8,059             9,930

         Less - amounts not expected to
           be collected within one year,
           net of $2,722 allowance
           for doubtful accounts
           ($2,245 in 2001)                                             (5,170)           (6,362)
                                                                       -------          --------
                                                                       $ 2,889          $  3,568
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

     At February 28, 2002, approximately $1,259 ($3,385 in 2001) of accounts and notes receivable, although currently due, are classified long term, based upon historic payment performance of the franchisees. A significant portion of the allowance for doubtful accounts relates to these accounts and notes receivable.

                                      D-12
                                     Page 34

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except per share data)

     At February 28, 2001, $485 ($485 in 2000) of notes receivable, with an 8% interest rate per annum were related to the purchase of a franchise by South Pacific Wholesale Printers, Inc. ("SPWP") The Chairman of the Board of the Company owns 50% of SPWP and was a guarantor of SPWP's debt to the Company. Accounts receivable for paper and royalties from this Franchise as of February 28, 2001, amounted to $418 ($404 in 2000). Reserves were recorded on the receivables relating to this Franchise. Revenues from the Hawaii Franchise amounted to $155 in fiscal 2001 ($194 in fiscal 2000). On May 25, 2001, the Company purchased a 50% interest in South Pacific Wholesale Printers, Inc. from the Chairman's partner in exchange for forgiveness of 50% of the principal amounts due to the Company by the Franchise, ($566). As a result of the purchase, the Company realized a loss of approximately $466 in fiscal 2002 representing the excess of amounts owed over the fair market value of the assets acquired. This loss was specifically reserved for at February 28, 2001. In connection with the purchase transaction, the Company received a promissory note from the Chairman for the remaining principal balance due the Company ($566). This note bears interest of 8% and is payable in monthly instalments equal to the Chairman's proportionate share of the monthly cash flow of the Franchise until May 25, 2006 when the remaining principal and accrued interest is due. In May 2000, the Chairman pledged 100,000 shares of the Company's Common Stock to secure his guarantee of SPWP's debt to the Company. No payments were made on this note during the fiscal year ended February 28, 2002. The Company recognized a loss of $48 relating to the Hawaii franchise in fiscal 2002.

     Provision for doubtful accounts for the years ended February 28, 2002, and 2001 and February 29, 2000 was approximately $1,300, $1,452 and $1,725, respectively.

     Interest income is recognized on accounts and notes receivable when it is received.

NOTE 4:  PROPERTY AND EQUIPMENT
-------  ----------------------

     Major classifications of property and equipment are as follows:

                                                                                                    Estimated
                                                               February 28,     February 28,       useful lives
                                                                   2002              2001           (in years)
                                                               ------------     ------------        ----------
Leasehold improvements                                          $      45         $    45             5 - 7
Machinery and equipment                                               532             523             3 - 20
Furniture, fixtures and other equipment                               230             230             5 - 10
Computers                                                             878             813             3 - 5
Other                                                                 184              96             3 - 5
                                                                ---------         -------
                                                                    1,869           1,707
Less - accumulated depreciation and amortization                   (1,434)         (1,234)
                                                                ---------         -------
                                                                $     435         $   473
                                                                =========         =======

NOTE 5:  SALES AND ACQUISITIONS OF COMPANY OWNED FRANCHISES
------   --------------------------------------------------
     On August 1, 1999, the Company sold its 70% ownership in the Louisville, Kentucky Company owned Franchise in exchange for a $495, fifteen-year promissory note bearing interest which escalates to 9%. No gain was recognized on the sale. The Company included the results of operations of the Louisville, Kentucky Company owned Franchise prior to the sale, income of $34, as discontinued operations in the consolidated statement of operations in fiscal 2000.

     On May 14, 1999, the Company sold the Delray Beach, Florida Company owned franchise in exchange for a $550, ten-year promissory note bearing interest of 7.5%. In addition, the Company received approximately $58 for accounts receivable. The

                                      D-13
                                     Page 35

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except per share data)

transaction resulted in deferred revenue of approximately $423, which will be recognized over the life of the promissory note beginning in fiscal 2000. The Company has included the results of operations of the Delray Beach Company owned Franchise prior to the sale, a loss of $107, as discontinued operations in the consolidated statement of operations. During fiscal 2001, the Company recognized $36 of deferred revenue related to this sale. In fiscal 2002, the Company recognized $52 of deferred revenue upon the payment of a portion of the promissory note.

     On September 28, 1998, the Company executed an asset purchase agreement whereby it acquired certain assets of the BCT franchise in Merrimack, New Hampshire (the "Merrimack Franchise") in exchange for cash and notes and accounts receivable due the Company amounting to approximately $737. The Company included the results of operations of the Merrimack Franchise since the acquisition, a loss of $521, including $210 of anticipated future losses to the date of disposition, as discontinued operations in the consolidated statement of operations for fiscal 2000 The net assets of the Merrimack Franchise were included in assets held for sale in the accompanying consolidated balance sheets as it is management's intent to resell the Merrimack Franchise. Prior to the acquisition, the Company wrote off against the allowance for doubtful accounts, $237 of receivables due from the Merrimack Franchise. As a result, the initial net asset value for the Merrimack Franchise was $500. As of February 29, 2000, the Company wrote down the carrying amount of this franchise to approximately $250. The resulting charge to earnings of $135 was included as discontinued operations in the accompanying consolidated statement of operations.

NOTE 6:  NOTES PAYABLE
------   -------------

     Notes payable consist of the following:

                                                              February 28,      February 28,
                                                                  2002              2001
                                                              ------------      ------------
Note payable to prior owner of Company owned
   franchise, monthly principal and interest payments
   of $2, interest at 8% per annum, through August 2004        $        50      $         67

Note payable relating to assumption of note guaranteed by
   the Company, monthly principal and interest payments
   of $6, interest at 10% per annum, through April 2008                324                --

Notes payable relating to acquisitions, monthly
   payments of principal and interest at 8%                            186               255
                                                               -----------      ------------
                                                                       560               322
Less  -  amounts expected to be repaid within 1 year                  (560)              (86)
                                                               -----------      ------------
                                                               $        --      $        236
                                                               ===========      ============

     The notes relating to acquisitions of $186 and the note due a prior owner of $50 were paid in full in May 2002. The Company is currently negotiating the retirement in fiscal 2003 of the $324 note assumed in connection with a guarantee made by the Company.

     In September 2001, the Company renewed a $2 million line of credit with a bank. The line of credit is collateralized by receivables and inventory and bears interest at LIBOR + 2.35%, interest is payable monthly. As of February 28, 2002, no advances have been made on this line.

     In August 2001, in connection with the $2 million bank loan to Phoenix (the "Loan"), the Company entered into an agreement with Phoenix and the Chairman providing the following conditions to the guarantee of the loan by the Company and its subsidiary BCT (which included a pledge of substantially all of the assets of the Company and BCT to secure the Loan): (i) the last year of the Chairman's employment agreement with the Company was eliminated, so that the agreement will now terminate on February 28, 2002; (ii) the Chairman and Phoenix, jointly and severally, agreed to (A) grant the Company an assignable one-year option to repurchase all of the shares of the Company's common stock bought with the borrowed funds at the same price paid by Phoenix and (B) pay the Company's expenses incurred in connection with the transaction, unless (1) the Chairman and/or Phoenix made an offer on or before September 30, 2001, to purchase for cash all of the Company's shares held by public shareholders, and providing for a closing of that transaction on or before April 15, 2002 and (2) such transaction closes on terms deemed "fair" to the

                                      D-14
                                    Page 36

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except per share data)

Company and its shareholders by the Special Committee, consisting of non-management directors of the Company; and (iii) the Company and Phoenix, jointly and severally, agreed to immediately reimburse the Company for all payments made pursuant to the corporate guaranty. As collateral for their reimbursement obligations, the Chairman and Phoenix granted the Company a first priority security interest in any and all shares of the Company's common stock which Phoenix purchased with the borrowed funds and a subordinated security interest in the shares of the Company's common stock already owned by Phoenix and pledged to the bank. As of February 28, 2002, approximately $1,991,000 was drawn on this line.

NOTE 7:  STOCKHOLDERS' EQUITY
------   --------------------

Stock Options
-------------

     The Company has an employee stock option plan for certain employees. The plan is administered by a committee of two directors of the Company (the Committee) which determines who is eligible to participate, the number of shares for which options are to be granted and the amounts that may be exercised within a specified term. The option exercise price is generally established by the Committee at 100% of the fair market value of the Common Stock on the date the option is granted. All options granted during the fiscal years 2002, 2001 and 2000 were granted at an exercise price per share equal to the fair market value of the Company's Common Stock on the date of grant. In accordance with the intrinsic value method for employee and director stock based awards, no compensation expense has been recognized. Employee options generally vest over five years and have a ten year term. At February 28, 2002, options for 305,000 shares were available for future grants.

A summary of stock option activity is as follows (share amounts in 000's):

                                               Fiscal 2002                Fiscal 2001              Fiscal 2000
                                         ---------------------      ---------------------     ----------------------
                                                      Weighted                   Weighted                 Weighted
                                                       Average                    Average                  Average
                                                      Exercise                   Exercise                 Exercise
                                         Shares         Price       Shares         Price      Shares        Price
                                         ------         -----       ------         -----      ------        -----
Outstanding at beginning
     of year                                1,428       $ 2.03       1,297        $ 2.07       1,136       $ 2.01

   Granted                                     15         1.09         144          1.55         500         2.26
   Exercised                                   (6)        1.25          --            --        (129)        1.83
   Cancelled                                   --           --          --            --          (9)        1.87
   Expired                                   (422)        2.01         (13)         1.25        (201)        3.03
                                            -----                    -----                     -----

Outstanding at end
     of year                                1,015       $ 2.02       1,428        $ 2.03       1,297       $ 2.07
                                            =====       ======       =====        ======       =====       ======

Exercisable at end
     of year                                  967       $ 2.01       1,051        $ 2.00         937       $ 2.07
                                            =====       ======       =====        ======       =====       ======

Weighted average
   fair value of
   options granted during the year                      $  .63                    $  .81                   $ 1.05
                                                        ======                    ======                   ======

                                      D-15
                                    Page 37

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except per share data)


     A summary of stock options outstanding at February 28, 2002 is as follows (share amounts in 000's):

                                              Options Outstanding                                    Options Exercisable
                                 ---------------------------------------------                  -----------------------------

                              Number               Weighted             Weighted                  Number               Weighted
Range of                   Outstanding             Average               Average                Exercisable             Average
Exercise                        at                Remaining             Exercise                    at                 Exercise
Prices                   February 28, 2002      Life (in years)           Price              February 28, 2002          Price
------                   -----------------      ---------------           -----              -----------------          -----
$1.09 to $1.88                   695                  3.2               $ 1.74                       660              $   1.65
$2.12 to $3.50                   320                  4.6               $ 2.60                       307              $   2.62
                              ------                                                              ------

                               1,015                                                                 967
                              ======                                                              ======

     Pro forma information regarding net income and net income per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and has been determined as if the Company had accounted for stock options using the fair value method of that statement.

                                          Year Ended        Year Ended        Year Ended
                                          February 28,      February 28,      February 29,
                                             2002              2001              2000
                                         -------------     -------------      ------------
Net income:
   As reported                            $      492          $  664            $ 1,014
                                          ==========          ======            =======
   Pro forma                              $      470          $  605            $   846
                                          ==========          ======            =======

Net income per share:
   As reported   Basic                    $      .10          $  .13            $   .19
                                          ==========          ======            =======
                 Diluted                  $      .10          $  .13            $   .19
                                          ==========          ======            =======
   Proforma      Basic                    $      .09          $  .12            $   .16
                                          ==========          ======            =======
                 Diluted                  $      .09          $  .12            $   .16
                                          ==========          ======            =======

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model assuming a dividend yield of 0%, expected volatility from 42.7% to 78%, a risk free interest rate of from 4.5% to 6.5% and weighted average expected option term of 3.6 years.

NOTE 9:   LEGAL SETTLEMENT
------    ----------------

     In accordance with a settlement agreement related to litigation brought against a former Franchise owner, the Company received $1 million in June 1999. This amount included reimbursement of approximately $59 of accounts receivable which were previously reserved.

                                      D-16
                                    Page 38

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except per share data)

NOTE 10:   INCOME TAXES
--------   ------------

     The components of the provision (benefit) for income taxes for the years ended February 28, 2002 and 2001, and February 29, 2000 are as follows:

                                                    2001       2001       2000
                                                    ----       ----       ----
Current Provision:
   Federal                                        $   402    $   422    $ 1,250
   State                                               62         62         69
                                                  -------    -------    -------
Total current                                         464        484      1,319

Deferred provision                                   (143)       (42)      (482)
                                                  -------    -------    -------

Income tax provision from continued operations        321        442        837
Income tax benefit from discontinued operations       ---        (19)      (217)
                                                  -------    -------    -------
                                                  $   321    $   423    $   620
                                                  =======    =======    =======

     The Company's deferred income taxes are comprised of the following:

                                                       February 28, 2002        February 28, 2001       February 29, 2000
                                                       -----------------        -----------------       -----------------
     Deferred income taxes - current:
       Bad debt reserve                                 $          100           $          120          $           60
       Capitalization of inventory cost                            176                      172                     172
       Accrued losses on discontinued
         operations                                                 --                       --                     121
       Inventory reserves                                           32                       29                      29
       Other                                                       111                       --                     100
                                                        --------------           --------------          --------------

     Deferred income taxes - current                    $          419           $          321          $          482
                                                        ==============           ==============          ==============

     Deferred income taxes - non-current:
       Bad debt reserve                                 $        1,062           $          893          $          897
       Net operating loss carryovers                               203                      203                     203
       Deferred tax liabilities - Fixed assets                     (92)                      (2)                   (175)
       Other                                                        --                       34                      --
                                                        --------------           --------------          --------------
                                                                 1,173                    1,128                     925

     Valuation allowance                                          (203)                    (203)                   (203)
                                                        --------------           --------------          --------------

     Deferred income taxes - non-current                $          970           $          925          $          722
                                                        ==============           ==============          ==============

     Deferred income taxes - total                      $        1,389           $        1,246          $        1,204
                                                        ==============           ==============          ==============

                                      D-17
                                    Page 39

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except per share data)

     Net operating loss carryforwards for Federal income tax purposes total approximately $539 at February 28, 2002, all of which will expire in 2005 and include certain limitations. Due to the limitations, the Company recorded a full valuation allowance related to this tax asset.

     The difference between the statutory and effective tax rates are as follows:

                                                 2002                    2001                    2000
                                                 ----                    ----                    ----
                                           Amount     Rate         Amount     Rate         Amount     Rate
                                           ------    ------        ------    ------        ------    ------
Tax provision at statutory rate            $  276        34%       $  357        34%       $  556        34%
State income tax, net of
  federal benefit                              28         3            37         3            46         3
Other                                          17         2            29         2            18         1
                                           ------    ------        ------    ------        ------    ------
                                           $  321        39%       $  423        39%       $  620        38%
                                           ======    ======        ======    ======        ======    ======

NOTE 11:  COMMITMENTS AND CONTINGENCIES
--------  -----------------------------

     The Company's corporate offices, Company owned franchise locations, Wisconsin warehouse facility and office equipment are leased under noncancellable lease agreements. The leases initially expire at various dates through 2007. There are provisions in the leases for rent increases based on cost of living increases under certain conditions.

     The following are the approximate minimum annual noncancellable rentals to be paid under the provisions of the leases, including the Company owned franchise classified as assets held for sale:

                   Fiscal Year                Lease Commitments
                   -----------                -----------------
                      2003                         $  218
                      2004                            123
                      2005                            114
                      2006                              6
                      2007                              6
                                                   ------
                                                   $  467
                                                   ======

                                      D-18
                                    Page 40

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except per share data)

Rental expense approximated the following amounts for the corresponding periods:

                            For the year ended            Amount
                            ------------------            ------
                            February 28, 2002             $  347
                            February 28, 2001             $  353
                            February 29, 2000             $  348

         At February 28, 2002, the Company has guaranteed the payment of equipment lease obligations and promissory note obligations for certain of its franchisees for an aggregate amount of approximately $562.

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

       In fiscal 2002, the Board of Directors of the Company approved the Company's guarantee of a $2 million bank line of credit for Phoenix Group of Florida, Inc., a company owned by the Chairman. In connection with the guarantee, the Chairman's employment agreement was teminated on February 28, 2002.

         In May 1999, the Company executed an employment agreement with the President and Chief Executive Officer of the Company. The initial term of the employment agreement was three years. The agreement called for minimum annual salary amounts during the initial three year term of $250, $262 and $276. In addition, the agreement provided for incentive compensation based upon pretax income of the Company, not to exceed $125 in fiscal 2000 and not to exceed the base salary, thereafter. Additionally, the agreement granted options to purchase 400 shares of Common Stock of the Company at $2.25, of which 100 vested immediately and the remainder was to vest 15% annually over the next 5 years. Further, the agreement provided for the granting each year of options to purchase shares of the Company's Common Stock equal to the amount of the incentive compensation for that year divided by the market price of the Company's stock on the day preceding the payment of the incentive compensation. These options were to vest 25% immediately and 15% each year for the five years, thereafter. In February 2001, the President and Chief Executive Officer was appointed President and Chief Operating Officer. Effective May 25, 2001, the President and Chief Operating Officer's employment with the Company was terminated without cause. As prescribed by his employment agreement, the President and Chief Operating Officer received his $276 annual salary until May 2002. In addition, the President and Chief Operating Officer was paid $39, representing the incentive compensation due him for fiscal 2001 and for the first three months of fiscal 2002, and accrued vacation. The Company recorded a charge in operations for the previously unrecorded costs associated with the payout of the President and Chief Operating Officer's employment agreement in the first quarter of fiscal 2002.

         Effective March 1, 2001, the Company entered into a two-year employment agreement with the Company's Senior Vice President. Under the agreement, the Senior Vice President of the Company will earn an annual salary of $130 plus an annual car allowance of $12 In addition, the agreement calls for 6 months severance in the event of termination for other than cause.

NOTE 12:   SEGMENT INFORMATION
-------    -------------------

         The Company's three reportable segments are (1) Franchisor operations,
(2) Pelican Paper Products and (3) Other operations.

         The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments based on earnings before income taxes.

                                      D-19
                                    Page 41

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except per share data)

         The Company is organized primarily on the basis of business activity units. Information relating to Company Franchises is included in Note 2. The table below presents information on continuing operations for the years ended:

                                  Franchisor Pelican Paper    Other     Total
                                  ---------- -------------    -----     -----
2002

Revenues                          $   5,216    $  12,068     $   723   $18,007
Cost of sales                           ---       10,592         ---    10,592
Operating expenses                    6,017          585         ---     6,602
                                  ---------    ---------     -------   -------
Income (loss) before income taxes $    (801)   $     891     $   723   $   813
                                  =========    =========     =======   =======

Assets                            $   7,652    $   5,108     $ 4,318   $17,078
                                  =========    =========     =======   =======
Depreciation and amortization     $     122    $     104     $   ---   $   226
                                  =========    =========     =======   =======
Income tax provision (benefit)    $    (316)   $     352     $   285   $   321
                                  =========    =========     =======   =======
Capital expenditures              $     137    $      25     $   ---   $   162
                                  =========    =========     =======   =======

2001

Revenues                          $   5,313    $  13,424     $   692   $19,429
Cost of sales                           ---       11,605         ---    11,605
Operating expenses                    6,056          631         ---     6,687
                                  ---------    ---------     -------   -------
Income (loss) before income taxes $    (743)   $   1,188     $   692   $ 1,137
                                  =========    =========     =======   =======

Assets                            $   4,960    $   6,995     $ 4,235   $16,190
                                  =========    =========     =======   =======
Depreciation and amortization     $     133    $      99     $   ---   $   232
                                  =========    =========     =======   =======
Income tax provision (benefit)    $    (289)   $     462     $   269   $   442
                                  =========    =========     =======   =======
Capital expenditures              $      84    $      66     $   ---   $   150
                                  =========    =========     =======   =======

2000

Revenues                          $   5,421    $  13,881     $ 1,288   $20,590
Cost of sales                           ---       11,574         ---    11,574
Operating expenses                    5,956          852         ---     6,808
                                  ---------    ---------     -------   -------
Income before income taxes        $    (535)   $   1,455     $ 1,288   $ 2,208
                                  =========    =========     =======   =======

Assets                            $   6,077    $   7,413     $ 3,831   $17,321
                                  =========    =========     =======   =======
Depreciation and amortization     $     139    $      50     $   ---   $   189
                                  =========    =========     =======   =======
Income tax provision              $    (203)   $     551     $   489   $   837
                                  =========    =========     =======   =======
Capital expenditures              $     119    $     143     $   ---   $   262
                                  =========    =========     =======   =======

         The following is sales information by geographic area for the years ended February 28(9):

                                       2002         2001        2000
                                       ----         ----        ----
United States                     $  17,572    $  18,618     $19,724
Canada                                  435          811         866
                                  ---------    ---------     -------
                                  $  18,007    $  19,429     $20,590
                                  =========    =========     =======

         All long-lived assets of the Company are domiciled in the United
States.

                                      D-20
                                    Page 42

BCT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(000's omitted, except per share data)



NOTE 13:   RECENT ACCOUNTING PRONOUNCEMENTS
-------    --------------------------------

       In June 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 141 also further clarifies the criteria for recognition of intangible assets separately from goodwill. The Company's adoption of this standard is not expected to have a material effect on the accounting for prior business combinations.

       SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires an impairment review of both of these non-amortizable intangible assets annually, or when events or circumstances dictate. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply immediately to goodwill and other intangible assets acquired after June 30, 2001, Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The Company intends to adopt SFAS 142 in fiscal 2003. This adoption will have no effect on annual goodwill amortization as the Company's intangibles have defined lives.

       The SFAS No. 142 goodwill impairment review consists of a two-step process of first determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If this fair value exceeds the carrying value, no further analysis is required. If the fair value of reporting unit is less than the carrying value of the net assets, the implied fair value of the reporting is allocated to all the underlying assets and liabilities, including both recognized and unrecognized intangible assets, based on their fair value. No impairment of goodwill is anticipated upon adoption of SFAS No. 142.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 requires (1) the recognition and measurement of the impairment of long-lived assets to be held and used, and (2) the measurement of long-lived assets to be held for sale. SFAS 144 is effective in fiscal 2003. The Company does not anticipate that the adoption of SFAS No. 144 will have a material effect on the Company's financial statements.

       In April 2002, SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. As applicable to the Company, SFAS No. 145 rescinds SFAS No. 4 which prescribed that any gain or loss associated with the early extinguishment of debt be classified as extraordinary. SFAS No. 145 requires that the factors prescribed by APB Opinion 30, "Reporting the Results of Operations---Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" be used to determine if the early retirement of debt will be classified as part of normal recurring operations or will be classified as extraordinary. The Company does not expect adoption of SFAS No. 145 to have a material impact on the Company's financial statements.

                                      D-21
                                     Page 43

                             BCT INTERNATIONAL, INC.
                            -----------------------
                                                                    SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                        ---------------------------------
                                 (000's omitted)

Column A                                     Column B           Column C        Column D            Column E
                                                                Additions
                                                                ---------
                                            Balance at          Charged to                         Balance at
                                            beginning           costs and                            end of
                                              of year           expenses        Deductions             year
                                            ----------         -----------      ------------       -----------
For the year ended February 28, 2002

Allowance for doubtful accounts              $  2,597           $   1,300         $   (918)         $    2,979
                                             ========           =========         ========          ==========

Allowance for obsolete inventory             $     75           $     175         $   (168)         $       82
                                             ========           =========         ========          ==========

Deferred tax assets valuation allowance      $    203           $     ---         $    ---          $      203
                                             ========           =========         ========          ==========



For the year ended February 28, 2001

Allowance for doubtful accounts              $  2,454           $   1,452         $ (1,309)         $    2,597
                                             ========           =========         ========          ==========

Allowance  for obsolete inventory            $     74           $      30         $    (29)         $       75
                                             ========           =========         ========          ==========

Deferred tax assets valuation allowance      $    203           $     ---         $    ---          $      203
                                             ========           =========         ========          ==========


For the year ended February 29, 2000

Allowance for doubtful accounts              $  1,303           $   1,725         $   (574)         $    2,454
                                             ========           =========         ========          ==========

Allowance for obsolete inventory             $    226           $      76         $   (228)         $       74
                                             ========           =========         ========          ==========

Deferred tax assets valuation allowance      $    203           $     ---         $    ---          $      203
                                             ========           =========         ========          ==========

                                      D-22
                                     Page 44

                                                                    SCHEDULE X

                             BCT INTERNATIONAL, INC.
                             -----------------------
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   ------------------------------------------
                                 (000's omitted)

  Item
  ----
                                      February 28, 2002      February 28, 2001     February 29, 2000
                                      -----------------      -----------------     -----------------
Advertising Costs                          $      8               $    ---              $     39
                                           ========               ========              ========

Amortization of intangible assets          $     26               $     26              $     26
                                           ========               ========              ========

                                      D-23
                                     Page 45