Form 10-Q
period 2002-05-31
BCT INTERNATIONAL INC /
filed 2002-07-12
CIK 351541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended May 31, 2002

                                                     Commission File No. 0-10823
                                                                         -------


                             BCT INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           Delaware                                   22-2358849
      ------------------                ----------------------------------------
   (State of Incorporation)              (I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL                   33306
--------------------------------------------------              ----------------
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

               Number of shares of common stock outstanding as of
                            July 12, 2002: 5,121,451

                             BCT INTERNATIONAL, INC.

                                      INDEX

                                                                                         PAGE
                                                                                        NUMBER
PART I.      FINANCIAL INFORMATION

             ITEM 1 - Financial Statements

             CONDENSED CONSOLIDATED BALANCE SHEETS - May 31, 2002 and February 28,
             2002 ......................................................................   2

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - for the three months
             ended May 31, 2002 and 2001 ...............................................   3

             CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY -
             for the three months ended May 31, 2002 ...................................   4

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
             for the three months ended May 31, 2002 and 2001 ..........................   5

             Notes to Condensed Consolidated Financial Statements ......................   6

             ITEM 2  -  Management's Discussion and Analysis of Financial Condition and
             Results of Operations .....................................................   7

             ITEM 3  -  Quantitive and Qualitive Disclosures About Market Risk .........   8


PART II.     OTHER INFORMATION AND SIGNATURES

             ITEM 6 - Exhibits and Reports on Form 8-K .................................   8

             Signatures ................................................................   9

                          PART I. FINANCIAL STATEMENTS

                             BCT INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

ASSETS                                                                 May 31, 2002            February 28, 2002
------                                                                 ------------            -----------------
                                                                       (UNAUDITED)
Current assets:
   Cash                                                                $     4,616               $     4,819
   Accounts and notes receivable, net                                        2,364                     2,889
   Inventory, net                                                            2,709                     1,887
   Assets held for sale, net                                                    90                       105
   Prepaid expenses and other current assets                                   145                       154
   Deferred income taxes                                                       419                       419
                                                                       -----------               -----------
       Total current assets                                                 10,343                    10,273

Accounts and notes receivable, net                                           4,907                     5,170
Property and equipment at cost, net                                            401                       435
Deferred income taxes                                                        1,075                       970
Deposits and other assets                                                       24                        24
Trademark and other intangible assets, net                                     199                       206
                                                                       -----------               -----------
       Total assets                                                    $    16,949               $    17,078
                                                                       ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                    $       516               $       432
   Notes payable                                                               308                       560
   Accrued liabilities                                                         701                       871
   Deferred revenue                                                            125                       125
                                                                       -----------               -----------
       Total current liabilities                                             1,650                     1,988
Deferred revenue                                                               241                       334
                                                                       -----------               -----------
       Total liabilities                                                     1,891                     2,322
                                                                       -----------               -----------

Stockholders' equity:
   Common stock, $.04 par value, 25,000 shares authorized,
     5,828 shares issued                                                       233                       233
   Paid in capital                                                          12,605                    12,605
   Retained earnings                                                         3,792                     3,490
                                                                       -----------               -----------
                                                                            16,630                    16,328
   Less: Treasury stock, at cost, 707 shares                                (1,572)                   (1,572)
                                                                       -----------               -----------
     Total stockholders' equity                                             15,058                    14,756
                                                                       -----------               -----------
     Total liabilities and stockholders' equity                        $    16,949               $    17,078
                                                                       ===========               ===========

See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended
                                                    May 31
                                                2002          2001
                                                ----          ----
Revenues:

    Royalties and franchise fees              $1,380       $1,348
    Paper and printing sales                   3,242        3,275
    Sales of Franchises                            1           13
    Interest and other                           217          168
                                              ------       ------
                                               4,840        4,804
                                              ------       ------
Expenses:

    Cost of paper and printing sales           2,763        2,831
    Selling, general and administrative        1,535        1,806
    Depreciation and amortization                 56           57
                                              ------       ------
                                               4,354        4,694
                                              ------       ------

Income before provision for
    income taxes                                 486          110

Income tax provision                             184           43
                                              ------       ------


Net income                                    $  302       $   67
                                              ======       ======

Net income per common share:

    Basic                                     $  .06       $  .01
                                              ======       ======

    Diluted                                   $  .06       $  .01
                                              ======       ======

See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         THREE MONTHS ENDED MAY 31, 2002
                                   (UNAUDITED)
                                  000's omitted

                                            Common Stock                                           Less:
                                     -----------------------------
                                    Number of       Par           Paid In       Retained          Treasury
                                     Shares        Value          Capital       Earnings           Stock             Total
                                    ----------------------------------------------------------------------------------------
Balance February 28, 2002             5,828        $   233        $12,605        $ 3,490        $   ( 1,572)        $14,756

Net income                               --             --             --            302                 --             302
                                    -------        -------        -------        -------        -----------         -------

Balance May 31, 2002                  5,828        $   233        $12,605        $ 3,792        $    (1,572)        $15,058
                                    =======        =======        =======        =======        ===========         =======

See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000's omitted)

                                                                           Three months ended
                                                                                  May 31

                                                                           2001           2002
                                                                           ----           ----
Cash flows from operating activities:
   Net income                                                           $   302        $    67
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                         56             57
       Provision for doubtful accounts                                      350            225
       Provision for inventory obsolescence                                  25             25
     Changes in operating assets and liabilities:
       Accounts and notes receivable                                        438            505
       Inventory                                                           (847)          (232)
       Assets held for sale                                                  15              6
       Prepaid expenses and other assets                                      9            (32)
       Deferred income taxes                                               (105)            91
       Accounts payable and accrued liabilities                             (86)          (339)
       Deferred revenue                                                     (93)           (58)
                                                                        -------        -------
     Net cash provided (used) by operating activities                        64            315
                                                                        -------        -------

Cash flows from investing activities:
   Capital expenditures                                                     (15)            (7)
                                                                        -------        -------
       Net cash (used) by investing activities                              (15)            (7)
                                                                        -------        -------

Cash flows from financing activities:
   Principal payments on notes payable                                     (252)           (22)
   Exercise of options for common stock                                      --              8
                                                                        -------        -------
     Net cash (used) by financing activities                               (252)           (14)
                                                                        -------        -------
Net (decrease) increase in cash                                            (203)           294

Cash at beginning of period                                               4,819          1,799
                                                                        -------        -------

Cash at end of period                                                   $ 4,616        $ 2,093
                                                                        =======        =======

See notes to condensed consolidated financial statements.

                             BCT INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     (000's omitted, except per share data)

                                  May 31, 2002

1. In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of May 31, 2002.

2. The results for the three month periods ended May 31, 2002 and 2001, are not necessarily indicative of results that may be expected for the fiscal year.

3. For the three months ended May 31, 2002 and 2001, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options.

     For the three months ended May 31, 2002 and 2001, the number of shares used for both the basic and diluted earnings per share calculations were 5,121,000 and 5,127,000, respectively. All of the stock options outstanding for both periods were excluded from the diluted earnings per share calculation as their impact was anti-dilutive. In 2002, and 2001, 885,000 options and 1,393,000 options, respectively, were excluded.

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

5. The Company has three reporting segments (1) Franchisor Operations, (2) Pelican Paper Products and (3) Other Operations. The Company evaluates the performance of its segments based on earnings before income taxes.

     The Company is organized on the basis of business activity units. The table below presents information about reported segments for the 3 months ended May 31:

                                                                 Pelican
     2002                                  Franchisor             Paper             Other              Total
     ----                                  ----------             -----             -----              -----
     Revenues                              $    1,381           $   3,242          $   217           $   4,840
     Cost of sales                                ---               2,763              ---               2,763
     Operating expenses                         1,436                 155              ---               1,591
                                           ----------           ---------          -------           ---------
     Income (loss) before income taxes     $      (55)          $     324          $   217           $     486
                                           ==========           =========          =======           =========

     Depreciation and amortization         $       32           $      24          $   ---           $      56
                                           ==========           =========          =======           =========
     Income tax provision (benefit)        $      (21)          $     123          $    82           $     184
                                           ==========           =========          =======           =========
     Capital expenditures                  $       11           $       4          $   ---           $      15
                                           ==========           =========          =======           =========

     2001
     ----
     Revenues                              $    1,361           $   3,275          $   168           $   4,804
     Cost of sales                                ---               2,831              ---               2,831
     Operating expenses                         1,724                 139              ---               1,863
                                           ----------           ---------          -------           ---------
     Income before income taxes            $     (363)          $     305          $   168           $     110
                                           ==========           =========          =======           =========

     Depreciation and amortization         $       30           $      27          $   ---           $      57
                                           ==========           =========          =======           =========
     Income tax provision                  $     (142)          $     119          $    66           $      43
                                           ==========           =========          =======           =========
     Capital expenditures                  $        7           $     ---          $   ---           $       7
                                           ==========           =========          =======           =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenues increased $36,000 or 1% for the first quarter ended May 31, 2002, as compared to the corresponding period in the prior fiscal year. Royalty revenues increased $32,000 or 2% due to an increase in sales by the BCT network of franchises. Interest and other revenue increased $49,000 or 29% as a result of an increase in the annual licensing fees for Orderprinting.com(TM) from $4,200 to $6,000. These increases were offset by decreases in paper and printing sales of $33,000 or 1% and a decrease in revenue from sales of Franchises of $12,000 or 92%.

Cost of paper and printing sales as a percentage of paper and printing sales was 85% and 86%, respectively, for the quarters ended May 31, 2002 and 2001. Fluctuations in this percentage result primarily from changes in the sales mix.

Selling, general and administrative expenses represented 32% and 38% of gross revenues for the quarters ended May 31, 2002 and 2001, respectively. These expenses were higher in fiscal 2002 primarily as a result of severance costs associated with the departure of the former President and Chief Operating Officer ($300,000) which were recorded in the quarter ended May 31, 2001. Liquidity and Capital Resources

Cash resources decreased $203,000 during the first quarter of fiscal 2003. The Company generated $64,000 from operations. The Company made debt payments totaling $252,000. The Company invested $847,000 for additional inventory during the first quarter of fiscal 2003.

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

Part II    OTHER INFORMATION AND SIGNATURES

Item 6.  Exhibits and Reports on Form 8-K

         (a)  No exhibits
         (b) No reports on Form 8-K were filed by the Company during the period ended May 31, 2002.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BCT INTERNATIONAL, INC.
                                             (Registrant)


  Date: July 12, 2002                  William Wilkerson
        ----------------------         ----------------------------------------
                                       William Wilkerson
                                       Chief Executive Officer

  Date: July 12, 2002                  Michael R. Hull
        ----------------------         ----------------------------------------
                                       Michael R. Hull
                                       Vice President & Chief Financial Officer