Form 10-Q
period 2002-08-31
BCT INTERNATIONAL INC /
filed 2002-10-15
CIK 351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended August 31, 2002

Commission File No. 0-10823

BCT INTERNATIONAL, INC.
(Exact name of Registrant as specified in its Charter)

Delaware (State of Incorporation)	22-2358849 (IRS Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL (Address of principal executive offices)	33306 (Zip Code)

Registrant’s telephone number, including area code: (954) 563-1224

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒      NO  ☐.

Number of shares of common stock outstanding as of October 15, 2002: 5,828,458

BCT INTERNATIONAL, INC.

INDEX

		Page Number

PART I.	FINANCIAL INFORMATION

	CONDENSED CONSOLIDATED BALANCE SHEETS—August 31, 2002 and February 28, 2002	2

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—for the three months ended August 31, 2002 and August 31, 2001 and the six months ended August 31, 2002 and August 31, 2001	3

	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—for the six months ended August 31, 2002	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—for the six months ended August 31, 2002 and August 31, 2001	5

	Notes to Condensed Consolidated Financial Statements	6-7

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-9

PART II.	OTHER INFORMATION AND SIGNATURES

	Signatures	10

	Certifications	11-12

	Exhibits	13-14

PART I.    FINANCIAL STATEMENTS

BCT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000’s omitted)

	August 31, 2002	February 28, 2002
ASSETS
Current assets:
Cash	$4,687	$4,819
Accounts and notes receivable, net	2,171	2,889
Inventory, net	2,625	1,887
Assets held for sale, net	177	105
Prepaid expenses and other current assets	310	154
Deferred income taxes	419	419

Total current assets	10,389	10,273
Accounts and notes receivable, net	5,331	5,170
Property and equipment at cost, net	637	435
Deferred income taxes	1,189	970
Deposits and other assets	39	24
Trademark and other intangible assets, net	193	206

Total assets	$17,778	$17,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$732	$432
Notes payable	374	560
Accrued liabilities	985	871
Deferred revenue	125	125

Total current liabilities	2,216	1,988
Deferred revenue	228	334
Notes payable	161	—

Total liabilities	2,605	2,322

Stockholders’ equity:
Common stock, $.04 par value, 25,000 shares authorized, 5,828 shares issued	233	233
Paid in capital	12,605	12,605
Retained earnings	3,907	3,490

	16,745	16,328
Less: Treasury stock, at cost, 707 shares	(1,572)	(1,572)

Total stockholders’ equity	15,173	14,756

Total liabilities and stockholders’ equity	$17,778	$17,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

BCT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(000’s omitted)

	Three Months Ended August 31,		Six Months Ended August 31,
	2002	2001	2002	2001
Revenues:
Royalties and franchise fees	$1,241	$1,266	$2,621	$2,614
Paper and printing sales	2,903	3,110	6,145	6,385
Company-owned franchise sales	76	—	76	—
Sales of Franchises	1	9	2	22
Interest and other	194	144	411	312

	4,415	4,529	9,255	9,333

Expenses:
Cost of paper and printing sales	2,523	2,696	5,286	5,527
Cost of Company-owned franchise sales	19	—	19	—
Selling, general and administrative	1,620	1,434	3,155	3,240
Depreciation and amortization	55	57	111	114

	4,217	4,187	8,571	8,881

Income from continued operations before income taxes	198	342	684	452
Provision for income taxes	83	133	267	176

Net income	$115	$209	$417	$276

Earnings per share:
Basic	$.02	$.04	$.08	$.05

Diluted	$.02	$.04	$.08	$.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

BCT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months ended August 31, 2002
(Unaudited)
(000’s omitted)

	Common Stock		Paid In Capital	Retained Earnings	Less: Treasury Stock	Total
	Number of Shares	Par Value
Balance February 28, 2002	5,828	$233	$12,605	$3,490	$(1,572)	$14,756
Net income	—	—	—	417	—	417

Balance August 31, 2002	5,828	$233	$12,605	$3,907	$(1,572)	$15,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

BCT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(000’s omitted)

	Six months ended August 31,
	2002	2001
Cash flows from operating activities:
Net income	$417	$276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111	114
Provision for doubtful accounts	700	450
Provision for inventory obsolescence	50	50
Other adjustments	—	(12)
Changes in operating assets and liabilities:
Accounts and notes receivable	(143)	826
Inventory	(788)	(73)
Assets held for sale	(72)	(3)
Prepaid expenses and other assets	(171)	(40)
Deferred income taxes	(219)	116
Accounts payable and accrued liabilities	414	(151)
Deferred revenue	(106)	(97)

Net cash provided by operating activities	193	1,456

Cash flows from investing activities:
Capital expenditures	(69)	(51)

Net cash (used in) investing activities	(69)	(51)

Cash flows from financing activities:
Principal payments on notes payable	(256)	(42)
Exercise of stock options	—	8

Net cash (used in) financing activities	(256)	(34)

Net (decrease) increase in cash	(132)	1,371
Cash at beginning of period	4,819	1,799

Cash at end of period	$4,687	$3,170

Noncash Activities:

In July 2002, the Company entered into a capital lease in the amount of $231 for the equipment acquired to operate the Company-owned franchise in San Carlos, California.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BCT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(000’s omitted)

August 31, 2002

1.  In the opinion of management, the foregoing unaided condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of August 31, 2002. The balance sheet as of February 28, 2002 was derived from audited financial statements.

2.  The results for the three and six month periods ended August 31, 2002 and 2001, are not necessarily indicative of results that may be expected for the fiscal year.

3.  For the three and six months ended August 31, 2002 and 2001, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options.

For the three and six months ended August 31, 2002 and 2001, the number of shares used for both the basic and diluted earnings per share calculations were 5,121,000 and 5,127,000, respectively. All of the stock options outstanding for both periods were excluded from the diluted earnings per share calculation as their impact was anti-dilutive. In 2002, and 2001, 885,000 options and 1,393,000 options, respectively, were excluded.

4.  The Company utilizes an asset and liability approach in accounting for income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax return. In estimating future tax consequences, consideration is given to all expected future events other than enactment’s of changes in the tax law or rates.

5.  On July 19, 2002, the Company began operating a Company owned franchise in San Carlos, California. This franchise replaced a franchise in San Francisco, whose franchise agreement was terminated. The Company entered into an agreement with the terminated franchise for the orderly transition of the franchise business to the new facility in exchange for forgiveness of amounts due to the Company of approximately $658. In addition, the Company is obligated as guarantor for amounts borrowed by the San Francisco franchise owner for the purchase of the franchise in the amount of $457. The results of operations of the San Carlos Franchise, since July 19, 2002, (a loss of $49) are included in the consolidated income statement for the three and six month periods ended August 31, 2002.

6.  On September 19, 2002, the Company exercised its option to acquire an additional 37.15% interest in TBDS, Inc., the BCT franchise in Tampa, Florida. After exercising its option, the Company owns 56.15% of TBDS, Inc. Under the option agreement, no consideration was given for the additional ownership interest . The Company intends to operate the BCT Tampa franchise as a Company-owned franchise.

BCT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Continued …
(Unaudited) (000’s omitted)
August 31, 2002

7.  The Company has four reporting segments (1) Franchiser Operations, (2) Pelican Paper Products, (3) Company-owned Franchises and (4) Other Operations. The Company evaluates the performance of its segments based on earnings before income taxes. The Company is organized on the basis of business activity units. The table below presents information about reported segments for the three and six months ended August 31:

For the Three Months Ended August 31,

	Franchiser	Pelican Paper	Company owned Franchise	Other	Total
2002
Revenues	$1,242	$2,903	$76	$194	$4,415
Cost of sales	—	2,523	19	—	2,542
Operating expenses	1,415	154	106	—	1,675

Income (loss) before income taxes	$(173)	$226	$(49)	$194	$198

Depreciation and amortization	$30	$25	$—	$—	$55

Income tax (benefit) provision	$(73)	$95	$(20)	$81	$83

Capital expenditures	$15	$12	$258	$—	$285

2001
Revenues	$1,275	$3,110	$—	$144	$4,529
Cost of sales	—	2,696	—	—	2,696
Operating expenses	1,344	147	—	—	1,491

Income (loss) before income taxes	$(69)	$267	$—	$144	$342

Depreciation and amortization	$30	$27	$—	$—	$57

Income tax (benefit) provision	$(27)	$104	$—	$56	$133

Capital expenditures	$37	$7	$—	$—	$44

For the Six Months Ended August 31,

	Franchiser	Pelican Paper	Company owned Franchise	Other	Total
2002
Revenues	$2,623	$6,145	$76	$411	$9,255
Cost of sales	—	5,286	19	—	5,305
Operating expenses	2,851	309	106	—	3,266

Income (loss) before income taxes	$(228)	$550	$(49)	$411	$684

Depreciation and amortization	$62	$49	$—	$—	$111

Income tax (benefit) provision	$(89)	$215	$(19)	$160	$267

Capital expenditures	$26	$16	$258	$—	$300

2001
Revenues	$2,636	$6,385	$—	$312	$9,333
Cost of sales	—	5,527	—	—	5,527
Operating expenses	3,068	286	—	—	3,354

Income (loss) before income taxes	$(432)	$572	$—	$312	$452

Depreciation and amortization	$60	$54	$—	$—	$114

Income tax (benefit) provision	$(169)	$223	$—	$122	$176

Capital expenditures	$44	$7	$—	$—	$51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

August 31, 2002

Results of Operations

Total revenues decreased $114,000, or 2.5% for the three months ended August 31, 2002 as compared to the corresponding period in the prior fiscal year. The decrease in revenue is attributable primarily to decreases in (i) royalty revenue ($25,000 or 2%) and (ii) paper and printing sales ($207,000 or 6.7%). These decreases were partially offset by increases in Orderprinting.com software licensing fees of $27,000 or 35% (the fees were increased from $4,200 to $6,000 annually), and an increase in Company-owned franchise sales of $76,000 due to the opening of a Company-owned franchise in July 2002.

Total revenues decreased $78,000, or 1% for the six months ended August 31, 2002 as compared to the corresponding period in the prior fiscal year. The decrease in revenue is attributable to decreases in paper and printing sales ($240,000 or 3.8%). These sales decreases were partially offset by increases in Orderprinting.com software licensing fees of $73,000 or 52% and Company-owned franchise sales of $76,000.

Cost of paper and printing sales as a percentage of paper and printing sales was 87% and 86%, respectively, for the three and six months ended August 31, 2002 as compared to 87% for the corresponding periods in fiscal 2002.

Selling and administrative expenses represented 37% and 34% of gross revenues for the three and six months ended August 31, 2002 as compared to 32% and 35% for the corresponding periods in fiscal 2002. The selling and administrative expense percentage is higher for the three months ended August 31, 2002 primarily due to an additional $125,000 provision for bad debt, as well as expenses related to the opening of the Company-owned franchise in July 2002 of $106,000.

Liquidity and Capital Resources

Cash resources decreased $132,000 during the six months ended August 31, 2002. The Company generated $193,000 from operations. During the first six months of fiscal 2003, the Company made debt payments totaling $256,000, invested $788,000 for additional inventory and made capital expenditures of $69,000.

The Company believes current cash reserves and internally generated funds will be sufficient to satisfy the Company’s working capital and capital expenditure requirements for the foreseeable future; however, there can be no assurance that external financing will not be needed. The Company has available a $2 million line of credit with a bank. No advances have been made on the line.

Certain information contained in this report, particularly information regarding future economic performance and finances, plans and objectives of management, constitutes “forward-looking statements” within the meaning of the federal securities laws. In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the wholesale printing industry, which is intense; changes in general economic conditions; technological changes; changes in customer tastes; legal claims; the continued ability of the Company and its franchisees to obtain suitable locations and financing for new Franchises as well as expansion of existing Franchises; governmental initiatives, in particular those relating to franchise regulation and taxation; and risk factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company had no outstanding balances subject to market risk during the period covered by this report. The Company has a $2 million line of credit with a bank which bears interest at LIBOR + 2.35%.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of October 11, 2002 and believe that they are effective.

Change in Internal Controls

Not applicable.

PART II    OTHER INFORMATION AND SIGNATURES

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  No reports on Form 8-K were filed by the Company during the three month period ended August 31, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCT INTERNATIONAL, INC. (Registrant)

/s/ WILLIAM WILKERSON
William Wilkerson Chairman, President & Chief Executive Officer

Date:  October 15, 2002

/s/ MICHAEL R. HULL
Michael R. Hull Vice President & Chief Financial Officer

Date:  October 15, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, William Wilkerson, Chief Executive Officer of BCT International, Inc., certify that:

(1)  I have reviewed this quarterly report on Form 10-Q of BCT International, Inc;

(2)  Based on my knowledge, this quarterly report dos not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report; and

(3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

/s/ WILLIAM A. WILKERSON
William A. Wilkerson Chief Executive Officer
Date:  October 15, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Michael R. Hull, Chief Financial Officer of BCT International, Inc., certify that:

(1)  I have reviewed this quarterly report on Form 10-Q of BCT International, Inc;

(2)  Based on my knowledge, this quarterly report dos not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report; and

(3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

/s/ MICHAEL R. HULL
Michael R. Hull Chief Financial Officer

Date:  October 15, 2002