Form 10-Q
period 2002-11-30
BCT INTERNATIONAL INC /
filed 2003-01-14
CIK 351541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended November 30, 2002

Commission File No. 0-10823

BCT INTERNATIONAL, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	22-2358849
(State of Incorporation)	(I.R.S. Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL	33306
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (954) 563-1224

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐.

Number of shares of common stock outstanding as of
January 14, 2003:  5,828,458

BCT INTERNATIONAL, INC.

INDEX

		PAGE NUMBER

PART I.	FINANCIAL INFORMATION

	CONDENSED CONSOLIDATED BALANCE SHEETS–November 30, 2002 and February 28, 2002	2

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS–for the three months ended November 30, 2002 and November 30, 2001 and the nine months ended November 30, 2002 and November 30, 2001	3

	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY–for the nine months ended November 30, 2002	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS–for the nine months ended November 30, 2002 and November 30, 2001	5

	Notes to Condensed Consolidated Financial Statements	6-7

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-9

PART II.	OTHER INFORMATION AND SIGNATURES

	Signatures	10

	Certifications	11-12

	Exhibits	13-14

PART I.    FINANCIAL STATEMENTS

BCT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000’s omitted)

	November 30, 2002	February 28, 2002
ASSETS
Current assets:
Cash	$4,805	$4,819
Accounts and notes receivable, net	2,386	2,889
Inventory, net	2,697	1,887
Assets held for sale, net	173	105
Prepaid expenses and other current assets	326	154
Deferred income taxes	419	419

Total current assets	10,806	10,273

Accounts and notes receivable, net	5,186	5,170
Property and equipment at cost, net	963	435
Deferred income taxes	1,001	970
Deposits and other assets	43	24
Trademark and other intangible assets, net	186	206

	$18,185	$17,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$789	$432
Notes payable	294	560
Accrued liabilities	938	871
Deferred revenue	125	125

Total current liabilities	2,146	1,988

Deferred revenue	214	334
Notes payable	534	—

Total liabilities	2,894	2,322

Stockholders’ equity:
Common stock, $.04 par value, 25,000 shares authorized, 5,828 shares issued	233	233
Paid in capital	12,605	12,605
Retained earnings	4,025	3,490

	16,863	16,328
Less: treasury stock, at cost, 707 shares	(1,572)	(1,572)

Total stockholders’ equity	15,291	14,756

Total liabilities and stockholders’ equity	$18,185	$17,078

See notes to condensed consolidated financial statements.

BCT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(000’s omitted, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2002	2001	2002	2001
Revenues:

Royalties and franchise fees	$1,273	$1,230	$3,894	$3,844
Paper and printing sales	2,935	2,912	9,080	9,297
Company-owned franchise sales	452	—	528	—
Sales of franchises	1	67	3	89
Interest and other	181	181	592	493

	4,842	4,390	14,097	13,723

Expenses:

Cost of paper and printing sales	2,536	2,546	7,822	8,073
Cost of Company-owned franchise sales	100	—	119	—
Selling, general and administrative	1,947	1,305	5,102	4,545
Depreciation and amortization	66	56	177	170

	4,649	3,907	13,220	12,788

Income before provision for
income taxes	193	483	877	935

Provision for income taxes	75	192	342	368

Net income	$118	$291	$535	$567

Earnings per share:
Basic	$0.02	$0.06	$0.10	$0.11

Diluted	$0.02	$0.06	$0.10	$0.11

See notes to condensed consolidated financial statements.

BCT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED NOVEMBER 30, 2002
(UNAUDITED)
(000’s omitted)

	Common Stock				Less:
	Number of Shares	Par Value	Paid In Capital	Retained Earnings	Treasury Stock	Total
Balance February 28, 2002	5,828	$233	$12,605	$3,490	$(1,572)	$14,756
Net income	—	—	—	535	—	535

Balance November 30, 2002	5,828	$233	$12,605	$4,025	$(1,572)	$15,291

See notes to condensed consolidated financial statements.

BCT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(000’s omitted)

	Nine months ended November 30,
	2002	2001
Cash flows from operating activities:
Net income	$535	$567
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory provision	75	75
Depreciation and amortization	177	170
Provision for doubtful accounts	1,050	675
Other adjustments	—	3
Changes in operating assets and liabilities:
Accounts and notes receivable	(660)	1,212
Inventory	(885)	(138)
Assets held for sale	(68)	—
Prepaid expenses and other assets	(191)	(77)
Deferred income taxes	31	116
Accounts payable and accrued liabilities	506	357
Deferred revenue	(120)	(231)

Net cash provided by operating activities	450	2,729

Cash flows from investing activities:

Capital expenditures	(124)	(144)

Net cash (used in) investing activities	(124)	(144)

Cash flows from financing activities:
Principal payments on notes payable	(340)	(64)
Exercise of options for common stock	—	8

Net cash (used in) financing activities	(340)	(56)

Net (decrease) increase in cash	(14)	2,529

Cash at beginning of period	4,819	1,799

Cash at end of period	$4,805	$4,328

Noncash Activities:

In July 2002, the Company entered into a capital lease in the amouunt of $231 for the equipment acquired to operate the Company-owned franchise in San Carlos, California.

In September 2002, the Company acquired a 37.15% interest in the BCT Tampa franchise, in addition to the 19% interest already held by it. No additional consideration was given in exchange for this acquisition.

See notes to condensed consolidated financial statements.

BCT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(000’s omitted,)

November 30, 2002

1.
In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of November 30, 2002.

2.	The results for the three and nine month periods ended November 30, 2002 and 2001, are not necessarily indicative of results that may be expected for the fiscal year.

3.
For the three and nine months ended November 30, 2002 and 2001, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options.

For the three and nine months ended November 30, 2002 and 2001, the number of shares used for both the basic and diluted earnings per share calculations were 5,121 and 5,123 respectively. All of the stock options outstanding for both periods were excluded from the diluted earnings per share calculation as their impact was anti-dilutive. In 2002, and 2001, 885 options and 1,093 options, respectively, were excluded.

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

5.
On September 19, 2002, the Company exercised its option to acquire an additional 37.15% interest in TBDS, Inc., the BCT franchise in Tampa, Florida. After exercising its option, the Company owns 56.15% of TBDS, Inc. Under the option agreement, as a result of the poor performance of the franchise, no further consideration was given for the additional ownership interest . The Company intends to operate the BCT Tampa franchise as a Company-owned franchise. The results of operations of TBDS, Inc. since September 19, 2002, income of $1, are included in the condensed consolidated statement of operations.

6.
The Company has four reporting segments (1) Franchisor Operations, (2) Pelican Paper Products, (3) Company-owned franchises and (4) Other Operations (consisting primarily of interest income and internet software fees). The Company evaluates the performance of its segments based on earnings before income taxes.

The Company is organized on the basis of business activity units. The table below presents information about reported segments for the three and nine months ended November 30:

BCT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Continued …
(UNAUDITED) (000’s omitted)
November 30, 2002

	Franchiser	Pelican Paper	Company owned Franchises	Other	Total
For the Three Months Ended November 30,
2002

Revenues	$1,274	$2,935	$452	$181	$4,842
Cost of sales	—	2,536	100	—	2,636
Operating expenses	1,404	152	457	—	2,013

Income (loss) before income taxes	$(130)	$247	$(105)	$181	$193

Depreciation and amortization	$31	$22	$13	$—	$66

Income tax (benefit) provision	$(51)	$96	$(41)	$71	$75

Capital expenditures	$54	$—	$28	$—	$82

2001

Revenues	$1,297	$2,912	$—	$181	$4,390
Cost of sales	—	2,546	—	—	2,546
Operating expenses	1,215	146	—	—	1,361

Income before income taxes	$82	$220	$—	$181	$483

Depreciation and amortization	$31	$25	$—	$—	$56

Income tax provision	$31	$89	$—	$72	$192

Capital expenditures	$82	$11	$—	$—	$93

	Franchiser	Pelican Paper	Company owned Franchises	Other	Total
For the Nine Months Ended November 30,
2002

Revenues	$3,897	$9,080	$528	$592	$14,097
Cost of sales	—	7,822	119	—	7,941
Operating expenses	4,255	461	563	—	5,279

Income (loss) before income taxes	$(358)	$797	$(154)	$592	$877

Depreciation and amortization	$93	$71	$13	$—	$177

Income tax (benefit) provision	$(140)	$311	$(60)	$231	$342

Capital expenditures	$80	$16	$286	$—	$382

2001

Revenues	$3,933	$9,297	$—	$493	$13,723
Cost of sales	—	8,073	—	—	8,073
Operating expenses	4,283	432	—	—	4,715

Income (loss) before income taxes	$(350)	$792	$—	$493	$935

Depreciation and amortization	$91	$79	$—	$—	$170

Income tax (benefit) provision	$(138)	$312	$—	$194	$368

Capital expenditures	$126	$18	$—	$—	$144

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

November 30, 2002

Results of Operations

Total revenues increased $452,000, or 10%, for the three months ended November 30, 2002 as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) Company-owned franchise sales ($452,000); (ii) paper and printing sales ($23,000, or 1%) and (iii) royalty revenue ($43,000, or 3%). These increases were offset by a decrease in revenue from sales of franchises ($66,000 or 99%).

The increase in Company-owned franchise sales resulted from the opening of BCT San Carlos, California in July 2002 which succeeded the closing of BCT San Francisco, and the Company taking over majority ownership and operations of BCT Tampa, Florida in September 2002.

In fiscal 2002, the Company recognized deferred revenue from the sale of a franchise in connection with the payoff of the related note receivable. In addition, the Company reached agreement with the franchise in Buenos Aires, Argentina releasing each party of any future contractual obligations, which resulted in the recognition of revenue which was previously deferred due to the uncertainty of related support costs associated with the revenue. The previous two factors resulted in higher revenue related to sales of franchise in the three and nine months ended November 30, 2001.

Total revenues increased $374,000, or 3%, for the nine months ended November 30, 2002, as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to (i) the increase in Company-owned franchise sales of $528,000; (ii) an increase in royalty revenue ($50,000 or 1%) and (iii) an increase in interest and other revenue ($99,000 or 20%). These increases were offset by decreases in paper and printing sales ($217,000 or 2%) and revenue from the sales of franchises ($86,000 or 97%).

Cost of paper and printing sales as a percentage of paper and printing sales was 86.4% and 86.1%, respectively, for the three and nine months ended November 30, 2002, as compared to 87.4% and 86.8%, respectively, for the corresponding periods in fiscal 2002. Although the percentage generally remains stable, it does fluctuate due to periodic changes in the revenue mix.

Selling and administrative expenses represented 40% and 36% of gross revenues for the three and nine months ended November 30, 2002 as compared to 30% and 33% for the corresponding periods in fiscal 2002. The year to date fiscal 2003 selling and administrative expense percentage was increased by the additional expenses associated with the Company-owned franchises ($457,000 and $563,000, respectively, for the three and nine months ended November 30, 2002). In addition the Company’s provision for bad debts increased $375,000 for the nine months ended November 30, 2002.

Liquidity and Capital Resources

Cash resources decreased $14,000 during the nine months ended November 30, 2002. The Company made principal payments on debt of $340,000 and capital expenditures of $124,000.

The Company believes current cash reserves and internally generated funds will be sufficient to satisfy the Company’s working capital and capital expenditure requirements for the foreseeable future. The Company has available a $2 million line of credit with a bank. No advances have been made on the line.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of January 14, 2003 and believe that they are effective.

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

(b)  No reports on Form 8-K were filed by the Company during the three month period ended November 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCT INTERNATIONAL, INC. (Registrant)

Date:	January 14, 2003	William A.Wilkerson
William A.Wilkerson Chairman, President & Chief Executive Officer

Date:	January 14, 2003	Michael R. Hull
Michael R. Hull Vice President & Chief Financial Officer

Certification of Chief Executive Officer

I, William Wilkerson, Chief Executive Officer of BCT International, Inc., certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of BCT International, Inc;

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

January 14, 2003 Date	William A. Wilkerson
William A. Wilkerson Chief Executive Officer

Certification of Chief Financial Officer

I, Michael R. Hull, Chief Financial Officer of BCT International, Inc., certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of BCT International, Inc;

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

January 14, 2003 Date	Michael R. Hull
Michael R. Hull Chief Financial Officer