Form 10-K
period 2003-02-28
BCT INTERNATIONAL INC /
filed 2003-05-29
CIK 351541

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year
ended February 28, 2003	Commission file no. 0-10823

BCT INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	22-2358849
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida  33306

(Address of principal executive offices)                                 (Zip Code)

Registrant’s telephone number, including area code:         (954) 563-1224

Securities registered pursuant to Section 12 (b) of the Act:

NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [    ] No [X]

The aggregate market value of Registrant’s voting stock held by non-affiliates of the Registrant, at May 27, 2003 was approximately $2,136,000.

The number of shares outstanding of Registrant’s Common Stock, par value $.04 per share, at May 27, 2003 was 5,121,471.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

This document consists of 44 pages.

The Index to exhibits begins on page 19.

Item 1.    Business

(a)    General

BCT International, Inc. (the “Company”) is a holding company with one direct wholly-owned subsidiary: Business Cards Tomorrow, Inc., a Florida corporation (“BCT”). BCT operates the Business Cards Tomorrow franchise system. Since its founding in 1975, the system has grown to include 82 “Business Cards Tomorrow Franchises” (the “Franchises”) specializing in thermography products, labels, rubber stamps and business announcements for resale by retail printing providers in 36 states and Canada.

The Company adopted a plan effective February 28, 1999 for the disposition of all Company owned Franchises. Under the plan, the Company intended to sell the three Company owned Franchises in fiscal 2000. All but the franchise located in Merrimack, New Hampshire were sold in fiscal 2000. In October 2000, the Company sold the Merrimack, New Hampshire franchise in exchange for a $150,000 promissory note. In January 2001, as a result of the purchaser’s default on its obligations to the Company, the Company took back the franchise, ceased operations of the franchise and liquidated the assets.

In fiscal 2003, the Company began operating a Company owned franchise in San Carlos, California. This franchise replaced a franchise in San Francisco, whose franchise agreement was terminated. In addition, the Company exercised its option to acquire an additional 37.15% interest in TBDS, Inc., the BCT franchise in Tampa, Florida. After exercising its option, the Company owns 56.15% of TBDS, Inc. and has taken over operation of the franchise.

BCT’s operations also include the Pelican Paper Products Division (“PPP”) which supplies paper products, press supplies and press parts to the BCT Franchises. The Company operates in three operating segments of a single industry. The segments include 1) operations as a franchisor of printing franchises, 2) sale of paper products and supplies to the BCT Franchises, and 3) other operations.

On May 28, 2003, the Company’s Board of Directors approved a definitive merger agreement pursuant to which the Company agreed to be acquired by Phoenix Group of Florida, Inc. (“Phoenix”) which is owned by William A. Wilkerson, the Company’s Chairman and Chief Executive Officer. Phoenix, together with its affiliates, including Mr. Wilkerson (the “Acquisition Group”), owns approximately 52.5% of the Company’s issued and outstanding common stock. Under the merger agreement each stockholder, other than the members of the Acquisition Group, will receive in cash $2.00 per share of common stock owned.

The Company entered into the merger agreement Following Board of Directors approval based in part upon the unanimous recommendation of a special committee comprised of non-management directors of the Company. The special committee has received an opinion from Capitalink, L.C. that the price of $2.00 per share is fair from a financial point of view to the stockholders other than the Acquisition Group.

Notwithstanding its recommendation and consistent with the terms of the merger agreement, if the special committee concludes that the failure to provide information to, or engage in discussions with any other parties interested in a possible acquisition of the Company, would be inconsistent with its fiduciary duties to the Company’s stockholders, the special committee may provide information to, and engage in discussions and negotiations with such interested parties. Under specified circumstances, the Company has the right to terminate the merger agreement and to enter into an agreement with a party proposing a competing transaction.

Completion of the transaction is subject to customary closing conditions, including stockholder approval. In addition, the merger agreement requires approval by the holders of a majority of the Company’s shares held by persons other than members of the Acquisition Group. The merger agreement does not include a financing contingency. See Certain Relationships and Related Transactions.

(b)    Narrative description of the business

Business Cards Tomorrow, Inc.

General

The Franchises typically operate through the placement of business card, stationery, rubber stamp and labels catalogs with commercial and retail “quick” printers, office superstores, forms brokers, office supply companies and stationers in the Franchises’ trade areas (collectively, the “Dealers”). The Dealers secure orders from their customers for thermographed printed products and other printed matter which are normally picked up daily by the Franchises’ route drivers, who also deliver products previously ordered. Thermography is a specialized printing process that gives a raised printing effect similar to engraving and requires specialized equipment and operating techniques which commercial printers, quick printers, office superstores and other retail dealers choose not to invest in. The Franchises specialize in the “fast turnaround” of their products, delivering many items, such as business cards, in one business day, with most products being delivered within two days of the date of order. Increasingly, the Franchises receive orders by fax and electronic communications via the Internet using Orderprinting.com™, an Internet-based ordering system.

In January 1999, the Company introduced Orderprinting.com™ which is targeted toward the print broker market. Orderprinting.com™ consists of a custom web-based ordering system which allows end users to log-in to a personalized Internet site which has the end user company’s business card and business stationery product layouts. The end user selects the product and layout desired and enters the required employee and location information, previews the finished stationery product on-line and approves the order for processing. The order is transmitted electronically to the BCT Franchise that will process the order. In addition, the print broker associated with the end user is notified of the order via e-mail.

BCT supplies business stationery and rubber stamp and label catalogs to its Franchises and also sells them paper products featured in the catalogs through PPP. The catalogs are printed at the Company’s catalog printing facility which is located in the Company’s warehouse and paper conversion facility in Menasha, Wisconsin.

PPP is a primary supplier of paper products for the BCT Franchises. PPP purchases raw paper directly from paper mills and paper brokers and utilizes the services of converters to convert the raw material to finished paper products. In addition, certain conversion functions are performed “in house”. PPP also performs converting and handling services for third parties. PPP utilizes three public storage facilities located strategically throughout the United States to house and ship out paper products to the Franchises.

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

As of May 27, 2003, 82 BCT Franchises are in operation in 36 states and Canada (eight Franchises). In addition, one Company-owned BCT Satellite is in operation in Fort Myers, Florida. In August 2001, the Company reached agreement with the Franchise located in Buenos Aires, Argentina. Under the agreement, both parties released the other party from any further obligation under the then existing Franchise Agreement The current number of Franchises compares with 82 and 84 Franchises in operation on May 22, 2002 and May 25, 2001, respectively. The decrease in the number of franchises in fiscal 2002 is the result of the closing of one Franchise location and the agreement with the Buenos Aires Franchise described above. Total BCT system sales reached approximately $104,000,000, $101,000,000 and $107,000,000 for the fiscal years ended February 28, 2003, 2002 and 2001, an average of $1,268,000, $1,237,000 and $1,244,000, respectively, per Franchise.

BCT receives either a 5% or 6% royalty fee based on gross franchisee sales for original 15—25 year contracts. The royalty fee is dependent on the initial franchise agreement date. Generally, agreements dated through mid-1986 carry 5% royalties. Thereafter, the 6% royalty applies. Certain Franchises were granted a sliding scale of decreasing royalty rates based upon meeting specified quarterly sales plateaus in connection with the renewal of their franchise agreement. No franchise agreements are up for renewal in fiscal 2004. For fiscal years ended 2003, 2002, and 2001, continuing franchise royalties comprised approximately 27%, 28% and 27% of total revenue, respectively. PPP sales to the franchisees for fiscal years ended 2003, 2002, and 2001 were approximately 63%, 67%, and 69%, of total revenue, respectively.

Raw Materials

The primary raw materials of the BCT Franchises are paper products which are readily available from numerous industry suppliers. It is common practice within the paper industry to place minimum order levels when ordering specific materials. In addition, the need to maintain a complete stock of raw materials for all items listed in BCT’s catalogs requires significant continuing inventory investment. While BCT, through PPP, sells paper products to its Franchises, the Franchises are under no obligation to purchase these products from BCT and all such products are available from other suppliers.

The paper industry does suffer periodic shortages of specific paper products as well as price fluctuations caused by supply and demand changes, but these shortages and price fluctuations typically affect all similar types of printers in an industry such as “trade” thermographers and can generally be mitigated through the use of alternate supply sources in the industry and substitution with similar products. Any increases in the cost of paper from the mills is generally passed on to the Franchises. It is not considered by BCT as very likely that any of its Franchises would be out of operation for any significant period of time due to an unavailability of raw materials resulting from major supply or price changes in the paper industry.

Franchises

BCT’s franchise agreements with individual Franchises are typically for a 15-to-25 year period and are renewable for additional 10-year periods. The right to renew is contingent upon the Franchise not being in default under any material term of the franchise agreement. BCT may terminate a franchise agreement under certain circumstances where the Franchisee is in material default under the franchise agreement and has not cured such default(s) after notice from BCT. BCT’s existing franchise agreements with individual Franchises have an average remaining term of approximately 15 years. No Franchises come up for renewal in fiscal 2004, and in the subsequent 10 years, 16 Franchises come up for renewal.

In April 2003, the Company opened a Satellite to its Company-owned Tampa, Florida franchise in Ft. Myers, Florida. The Satellite consists of a storefront location which performs the customer service, typesetting and delivery function of a BCT without the production capabilities. Production for Ft. Myers is done in Tampa. The Company is exploring this concept as a means to better penetrate smaller franchise territories and as an alternative to a full production plant start-up. Production for other Satellite locations would be done by either a Company-owned Franchise or if a Satellite territory is purchased by an existing BCT Franchise, that Franchise would perform production.

Competition

The Company and its franchisees compete with other franchisors, franchisees and independent operators in the graphic arts industry. While the Company believes that its BCT franchise system is the leading supplier of thermographed business cards to printers throughout the United States, there can be no assurance that competitors will not imitate or improve upon the Company’s business strategy. BCT’s major national competitors are Regency Thermographers, Carlson Craft, and American Wholesale Thermographers, Inc.; however, BCT’s franchisees also compete with numerous local and regional operations. BCT’s franchisees compete primarily on the basis of turnaround time, quality and close customer contact and, more recently with Orderprinting.com™ Internet technology.

Trade and Service Marks

The Company has received federal registration of the names “Business Cards Tomorrow”, “BCT International, Inc.”, “Orderprinting.com” and the BCT commercial logo, as well as the names and commercial marks for “Typesetting Express”, “Engraving Tomorrow”, “Thrift-T-Cards”, “Thermo-Rite” and “Rubber Stamps Tomorrow”.

Research and Development

The Company performs ongoing research and development, seeking improvements in the operating procedures and products of its Franchises and development of proprietary software. These activities are primarily done at the Company’s corporate headquarters. Also, the Company often requests individual franchisees to perform tests of various equipment, materials or techniques in an actual production environment. The Company has invested significant amounts in the research and development of Orderprinting.com™, an Internet-based order entry and distribution system. Additional investment will be required to enhance the system and to provide for the increasing volume of orders being processed in this manner.

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

Employees

As of May 27, 2003, the Company has 42 employees, all of whom are located at either (i) the Company’s corporate headquarters in Fort Lauderdale, Florida, or (ii) the Company’s paper distribution warehouse and paper converting facility in Menasha, Wisconsin.

Financial Information Relating to Foreign and Domestic Operations

	February 28, 2003	February 28, 2002	February 28, 2001
Revenue:
Foreign operations	$659,000	$576,000	$811,000
Domestic operations	$19,156,000	$17,431,000	$18,618,000

Operating Profit:
Foreign operations	$56,000	$26,000	$454,000
Domestic operations (1)	$1,220,000	$787,000	$1,092,000

Identifiable Assets:
Foreign operations	$285,000	$299,000	$309,000
Domestic operations	$17,530,000	$16,779,000	$15,881,000

(1)  Amounts do not include losses from discontinued operations amounting to $31,000 for the fiscal year ended February 28, 2001.

Item 2.    Properties

The Company’s corporate headquarters are located at 3000 NE 30th Place, Fifth Floor, Fort Lauderdale, Florida, and occupy approximately 7,500 square feet. The lease on this facility continues to October 2007 at a monthly rental of approximately $13,000.

The Company’s primary paper warehouse is located at 772 Specialists Avenue, Menasha, Wisconsin utilizing approximately 49,000 square feet. This facility also accommodates the Company’s printing and paper converting operations and is leased at a monthly rental of approximately $12,000 through January 2005.

The Company leases office/warehouse space located at 6201 Johns Road, Suite 3, for the Company-owned Franchise in Tampa, Florida, utilizing 7,200 square feet at a monthly rental of $4,900 through August 2007.

The Company leases office/warehouse space located at 837 Industrial, Unit A, for the Company-owned Franchise in San Carlos, California, utilizing 5,165 square feet at a monthly rental of $4,700 through July 14, 2004.

The Company leases 1,200 square feet in a retail strip center located at 1939 Park Meadows Drive, #5(E), Ft. Myers, Florida 33907, for the Company-owned Satellite location at a monthly rental of $1,050 through March 2006.

Management believes that existing warehouse facilities are adequate for the foreseeable future.

Item 3.    Legal Proceedings

No material matters.

Item 4.    Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of securities holders, through the solicitation of proxies or otherwise, during the fiscal quarter ended February 28, 2003.

Item 5.    Market for Registrant’s Common Stock and Related Security Holder Matters

The Company’s Common Stock was traded on the NASDAQ National Market under the symbol “BCTI” until September 9, 2001 when it was de-listed for failure to meet minimum requirements for the market value of its public float. Since September 9, 2001 the Company’s Common Stock has traded on the OTC Bulletin Board.

The following table sets forth, for the quarters indicated, the high and low closing price for the Common Stock as reported on the NASDAQ National Market through September 9, 2001, and on the OTC Bulletin Board thereafter.

	Fiscal Quarters	High	Low

2002	First Quarter	$1.62	$0.93
	Second Quarter	$1.30	$0.71
	Third Quarter	$1.09	$0.50
	Fourth Quarter	$1.11	$1.02

2003	First Quarter	$1.11	$0.46
	Second Quarter	$0.93	$0.71
	Third Quarter	$0.90	$0.67
	Fourth Quarter	$1.07	$0.70

2004	First Quarter (through May 27, 2003)	$1.05	$0.91

On May 27, 2003, the closing price per share of Common Stock, as reported on the OTC Bulletin Board was $0.92.

There is currently no established public trading market for any securities of the Company other than the Common Stock.

The approximate number of holders of record of the Company’s Common Stock as of May 27, 2003 was 800.

During the fiscal years ended February 28, 2003, 2002, and 2001 no cash dividends were declared on the outstanding Common Stock. The Company has no plans to pay any dividends on the Common Stock.

Item 6.    Selected Financial Data (000’s omitted, except per share data)

OPERATIONS
for the fiscal year ended:	Feb. 28, 2003	Feb. 28, 2002	Feb. 28, 2001	Feb. 29, 2000	Feb. 28, 1999

REVENUES:
Royalties and franchise fees	$5,221	$5,117	$5,267	$5,394	$5,356
Paper and printing sales	12,019	12,068	13,424	13,881	12,817
Sales of franchises	4	99	46	27	87
Company-owned franchise revenues	1,802	—	—	—	—
Interest and other income	769	723	692	347	346

	19,815	18,007	19,429	19,649	18,606

EXPENSES:
Cost of paper and printing sales	10,410	10,592	11,605	11,574	10,939
Cost of Company-owned franchise revenues	448	—	—	—	—
Selling, general and administrative	7,403	6,376	6,455	6,619	4,290
Depreciation and amortization	278	226	232	189	186

	18,539	17,194	18,292	18,382	15,415

Income from continued operations before legal settlement and income taxes	1,276	813	1,137	1,267	3,191
Legal settlement	—	—	—	941	—

Income from continued operations before income taxes	1,276	813	1,137	2,208	3,191
Income tax provision	491	321	442	837	690

Income from continued operations	785	492	695	1,371	2,501

Discontinued operations (2):

Loss from Company owned Franchises operated under a plan of disposition, net of income tax benefit	—	—	(31)	(357)	(327)

Net income	$785	$492	$664	$1,014	$2,174

Earnings (loss) per common share:

Income from continued operations	$.15	$.10	$.13	$.26	$.47
Loss from discontinued operations	—	—	(.01)	(.07)	(.06)

Basic	$.15	$.10	$.13	$.19	$.41

Income from continued operations	$.15	$.10	$.13	$.25	$.45
Loss from discontinued operations	—	—	(.01)	(.06)	(.06)

Diluted	$.15	$.10	$.13	$.19	$.39

Total assets	$17,835	$17,078	$16,190	$17,321	$15,235

Long-term debt	$410	$—	$236	$330	$433

Preferred stock	$—	$—	$—	$—	$60

Working capital	$9,402	$8,285	$6,921	$5,666	$6,424

Stockholders’ equity (1)	$15,541	$14,756	$14,284	$13,756	$12,892

(1)	During the five fiscal years ended February 28, 2003, no cash dividends have been declared on the Common Stock outstanding.
(2)	Discontinued operations are discussed in Note 2 to the Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our critical accounting policies are those which we believe require the most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting policies, the underlying judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions, is as follows:

Royalty Revenue

Royalty revenue is recorded based upon reports received from Franchises. Each month, an accrual is made for each Franchise for unreported sales. This accrual is calculated by taking the number of unreported weeks for each Franchise multiplied by the average of the previous six reported weeks’ sales for that Franchise. The risk exists that actual sales for the unreported weeks may materially differ from the average used to calculate the accrual. For the fiscal years 2003, 2002 and 2001 the end of year accruals for unreported royalties approximated $288,000, $286,000 and $398,000, respectively.

In addition, the Company evaluates the collectibility of royalties. When the Company determines, through payment history, knowledge of weak financial condition or other factors, that collectibility of royalties from a particular Franchise is doubtful, the Company ceases accruing royalties for the franchise until the Franchise is transitioned to new ownership or until payments become current. At the end of fiscal 2003, 2002 and 2001 the Company was not accruing royalties for two franchises. The Company has an active program to assist in remarketing franchises that are not meeting the expectations of the owner(s) or the Company.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts when it is determined that the amount a Franchise owes the Company approaches the estimated value of the Franchise. In addition, provision is made when, in management’s judgment, there is significant risk that a Franchise will not be able to meet its obligations as they become due. There is a risk that the value, estimated by the Company, may vary materially from the actual value of the Franchise or that factors beyond the control of the Company may result in a Franchise ceasing operations unexpectedly, thus significantly decreasing the value of the Franchise.

Line of Credit Guarantee

In August 2001, the board of directors of the Company approved a guaranty of a $2 million bank line of credit for Phoenix Group of Florida, Inc., (Phoenix) a company owned by the Chairman, Chief Executive Officer and President (the Chairman) of the Company. This guarantee has been treated as a commitment and as such the possible liability of the Company is not reflected in the balance sheet of the Company. Phoenix is a Company formed to acquire shares of the Company’s common stock in anticipation of a going private transaction via a merger between the Company and Phoenix. As such, the primary asset of Phoenix consists of the common stock of the Company. The Company periodically evaluates the ability of Phoenix to meet its obligations under the line of credit agreement.

Fiscal 2003 Compared to Fiscal 2002

Total revenue for fiscal 2003 increased $1,808,000 or 10%. Royalties increased $104,000 or 2%. Paper and printing sales decreased $49,000 or 0.4%. Revenues of Company-owned franchises increased $1,802,000 or 100%. Revenues from sales of franchise decreased $95,000 or 96%. Interest and other income increased $46,000 or 6.4%.

Royalties increased from an increase in sales of the BCT network of franchises. Network sales increased $3,000,000 or 2.9% in fiscal 2003. The resulting increase in royalties was impacted by the acquisition of two Company-owned franchises in fiscal 2003. The Company does not recognize royalty revenue from Company-owned franchises.

Paper and printing sales decreased primarily as a result of a decline in sales of label stock which resulted from the introduction of a new label catalog produced in conjunction with a new “outsource’ program in July 2002. Previously, certain franchises had produced labels in-house with Pelican Paper providing the label stock. Outsourcing requires a much lower initial investment by franchises.

Interest and other income increased as a result of an increase in the annual calendar year license fee for Orderprinting.com from $4,200 to $6,000 in January 2002. The increase in licensing fees was partially offset by a decrease in interest income which resulted from a decline in rates for overnight funds and the general maturity of the notes receivable portfolio.

Revenue from sales of franchises was lower in fiscal 2003 as there were no new sales or resales of franchises.

Cost of paper and printing sales as a percentage of paper and printing sales was 87%, 88% and 86%, respectively, for fiscal 2003, 2002 and 2001. Fluctuations in this percentage result primarily from changes in the sales mix. In addition, the Company recorded a reserve for obsolete inventory of $100,000 in fiscal 2003 ($175,000 and $30,000, respectively, in fiscal 2002 and 2001) relating to label catalog raw material and finished product and inventories of label stock, all made obsolete by the introduction of the new outsource label program.

Selling, general and administrative expenses represented 37%, 35% and 33% of total revenue, respectively, for fiscal 2003, 2002 and 2001. The increase in the fiscal 2003 percentage is primarily the result of the acquisition of two Company-owned franchises in fiscal 2003. During fiscal 2003, bad debt expense increased $180,000 or 13.8%. Selling, general and administrative expenses for BCT Tampa and BCT San Carlos amounted to $503,000 and $492,000, respectively. These increases were partially offset by a decrease in salaries and employee benefits of $430,000 or 13.5%, a decrease in research and development costs of $114,000 or 43% and a decrease in legal costs of $31,000 or 11%. Salaries and employee benefits were higher in fiscal 2002 as result of severance paid to the prior President and CEO and three other employees amounting to approximately $407,000. The higher legal costs in fiscal 2002 were primarily the result of the proposed merger of the Company with Phoenix Group of Florida, Inc. See Item 13. “Certain Relationships and Related Transactions.”

Fiscal 2002 Compared to Fiscal 2001

Total revenues for fiscal 2002 decreased $1,422,000, or 7%. Royalties decreased $150,000 or 3%. Paper and printing sales decreased $1,356,000 or 10%. These decreases were partially offset by an increase in interest and other income of $31,000 or 5% and an increase in revenue from sales of franchises of $53,000 or 115%.

Royalties decreased due to lower network sales which resulted from the loss of a national account in Canada at the end of fiscal 2001 and the failure of 3 franchises in the 3rd and 4th quarters of fiscal 2001. Paper and printing sales decreased in fiscal 2002 due to the decrease in network sales and due to strict enforcement of payment terms.

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

Cost of paper and printing sales as a percentage of paper and printing sales was 88%, 86% and 83%, respectively, for fiscal 2002, 2001 and 2000. Fluctuations in this percentage result primarily from changes in the sales mix. In addition, the Company recorded a reserve for obsolete inventory of $175,000 in fiscal 2002 ($30,000 and $76,000, respectively, in fiscal 2001 and 2000) relating to label catalog raw material and finished product and inventories of label stock, all made obsolete by the introduction of a new outsource label program. Selling, general and administrative expenses represented 35%, 33% and 34% of total revenue, respectively for fiscal 2002, 2001 and 2000. The increase in the fiscal 2002 percentage is primarily the result of the decrease in total revenues in fiscal 2002. During fiscal 2002, expenses for research and development decreased $403,000 or 60% as the Company migrated from the use of outside programmers to an in-house programmer. In addition, bad debt expense decreased $152,000 or 10% and travel expense decreased by

$81,000 or 45%. These decreases were offset by increases in (i) salaries and employee benefits of $307,000 or 11% which resulted from severance paid to the prior President and CEO and three other employees amounting to approximately $407,000 and (ii) an increase in legal and professional fees of $313,000 or 133%, primarily the result of the proposed merger of the Company with Phoenix Group of Florida, Inc. See Item 13. “Certain Relationships and Related Transactions.”

Liquidity and Capital Resources

The Company generated cash from continuing operations of $291,000 during the fiscal year ended February 28, 2003. The Company employed the cash generated to make capital expenditures of approximately $197,000, to increase inventory by $948,000 in anticipation of better margins and to make principal payments on debt of $614,000. The Company’s cash decreased $543,000 in fiscal 2003.

Included in cash are amounts received from national accounts on behalf of Franchises which are remitted to the Franchises weekly. The balance to be remitted amounted to $526,000 and $279,000 at February 28, 2003 and 2002, respectively.

The Company believes that internally generated funds will be sufficient to satisfy its working capital and capital expenditure requirements for the foreseeable future; however, there can be no assurance that external financing will not be needed. During fiscal 2003, the Company renewed a $2 million line of credit with a bank. No advances have been made on the line as of May 27, 2003.

It is the Company’s intention to reinvest cash generated from operations into financial assistance to the network in order to encourage replacement of outdated equipment and investment in new software and equipment to bring new products to the marketplace. Further, the Company will increase certain minimum order quantities from its paper suppliers in order to entice better pricing resulting in somewhat higher inventory levels in the future. In addition, as the volume of orders processed on Orderprinting.com continues to increase, significant future investment will be necessary to provide additional functionality and to support the increasing volume of transactions. Finally, the Company intends to retire its outstanding debt in fiscal 2003 which will reduce interest expense approximately $21,000.

At February 28, 2003, the Company has future obligations of the following:

Fiscal Year	Operating Leases	Long Term Debt	Total
2004	$379	$113	$492
2005	348	322	670
2006	228	88	316
2007	230	—	230
2008	164	—	164

Totals	$1,349	$523	$1,872

In August 2001, in connection with the $2 million bank loan to Phoenix (the “Loan”), the Company entered into an agreement with Phoenix and the Chairman providing the following conditions to the guarantee of the loan by the Company and its subsidiary BCT (which included a pledge of substantially all of the assets of the Company and BCT to secure the Loan): (i) the last year of the Chairman’s employment agreement with the Company was eliminated, so that the agreement would terminate on February 28, 2002; (ii) the Chairman and Phoenix, jointly and severally, agreed to (A) grant the Company an assignable one-year option to repurchase all of the shares of the Company’s common stock bought with the borrowed funds at the same price paid by Phoenix and (B) pay the Company’s expenses incurred in connection with the transaction, unless (1) the Chairman and/or Phoenix made an offer on or before September 30, 2001, to purchase for cash all of the Company’s shares held by public shareholders, and providing for a closing of that transaction on or before April 15, 2002 and (2) such transaction closes on terms deemed “fair” to the Company and its shareholders by the Special Committee, consisting of non-management directors of the Company; and (iii) the Company and Phoenix, jointly and severally, agreed to immediately reimburse the Company for all payments made pursuant to the corporate guaranty. As collateral for their reimbursement obligations, the Chairman and Phoenix granted the Company a first priority security interest in any and all shares of the Company’s common stock which Phoenix purchased with the borrowed funds and a subordinated security interest in the shares of the Company’s common stock already owned by Phoenix and pledged to the bank.

Selected Quarterly Financial Data

Quarterly financial results were as follows: (000’s omitted, except per share data)

	Quarters Ended
	May 31		Aug. 31		Nov. 30		Feb. 28
Fiscal 2003
Revenues	$4,840	(b)	$4,415	(b)	$4,842	(b)	$4,952	(b)
Operating income	486		198		193		399

Net income	$302		$115		$118		$250

Earnings per share:
Basic	$0.06		$0.02		$0.02		$0.05

Diluted	$0.06		$0.02		$0.02		$0.05

Fiscal 2002
Revenues	$4,804		$4,529		$4,390		$4,284
Operating income (loss)	110		342		483		(122)

Net income (loss)	$67		$209		$291		$(75	)(a)

Earnings per share:
Basic	$0.01		$0.04		$0.06		$(0.01)

Diluted	$0.01		$0.04		$0.06		$(0.01)

(a)	The 4th quarter loss was attributable to additional bad debt expense due to the unanticipated seizure of a franchise in January 2002.
(b)	Quarterly revenues do not include the revenues of the 50% Company-owned Hawaii franchise whose results are reflected net above, but are consolidated elsewhere in this document for fiscal 2003.

Forward-Looking Information

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 10.    Directors and Executive Officers of the Registrant

Name	Age	Position	Date Elected Or Appointed
William Wilkerson	61	Chairman of the Board, Chief Executive Officer and President	January 1978
Michael R. Hull	49	Chief Financial Officer, Treasurer and Secretary	May 1996
John Galardi	65	Director	November 2000
Jeff Hewson	59	Director	October 1999
Henry A. Johnson	67	Director	February 1975
Philip Pisciotta	64	Director	June 2001

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

Jeff Hewson has over 30 years experience in the manufacture and distribution of office and computer supplies. In 1990 Mr. Hewson became President and Director of United Stationers Inc., a leading wholesale distributor of office and computer-related products. He retired as President of United Stationers at the end of 1995, but stayed on the United Stationers Board of Directors until November 1997. Mr. Hewson was also the master license franchisee for BCT Canada, which he successfully developed to nine (9) franchised plants which were sold back to the Company in 1989. Mr. Hewson currently serves as a director or consultant to numerous companies in the computer and office supplies industry.

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

Compliance with Section 16 (a) of the Exchange Act

The Company has reviewed the Forms 3 and 4 and amendments thereto furnished to it pursuant to SEC Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year. Based solely on such review, the Company is aware of no instances involving a late filing of a required Form by a person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s Common Stock.

Item 11.    Executive Compensation

( a )    Compensation Tables

The following tables set forth the compensation received for services by officers in all capacities to the Company during its fiscal years ended February 28, 2003, February 28, 2002 and February 28, 2001, by the executive officers of the Company as to whom the total salary and bonus in the most recent year exceeded $100,000.

BCT International, Inc.

Summary Compensation Table

Fiscal Years 2003, 2002 and 2001

000’s omitted

Annual Compensation											Long-Term Compensation Awards
		Fiscal Year							Form of Payment
Name	Position		Salary			Bonus			Cash	Shares	Options
W.A. Wilkerson	Chairman of the Board, CEO and President	2003 2002 2001	$ $ $	465 327 327	(1)	$ $ $	133 65 —	(5)	$598 $392 $327	— — —	— — 5	(2)

H.A. Johnson	Senior Vice-President and Director	2003 2002	$ $	200 142	(1) (3)	$ $	58 28	(5)	$258 $170	— —	— —

M.R. Hull	Chief Financial Officer, Secretary and Treasurer	2003 2002 2001	$ $ $	130 110 106	(4) (4) (4)	$ $ $	42 22 —	(5)	$172 $132 $106	— — —	— — —

(1)	Salary for fiscal 2002 and 2001 includes a $12 car allowance.
(2)	Options granted in fiscal 2001, all of which immediately vested.
(3)	Salary for fiscal 2002 and 2001 includes a $12 car allowance.
(4)	Salary for fiscal 2002 and 2001 includes a $6 car allowance.
(5)	Bonus payments in fiscal 2003 include an annual bonus for fiscal 2002 results plus 3 quarterly payments related to fiscal 2003 results.

BCT International, Inc.

Aggregated Option Exercises and Year-End

Option Values for Fiscal 2003

000’s omitted

Name	Position	Shares Acquired on Exercise #	Value Realized ($)	Number of Unexercised Options at 2/28/03 (#) Exercisable/ Unexercisable	Value of In-The-Money Options at 2/28/03 ($) Exercisable/ Unexercisable
W.A. Wilkerson	Chairman and Chief Executive Officer	—	$—	327 / 0	$0 / 0

H.A. Johnson	Senior Vice- President	—	$—	27 / 0	$0 / 0

M.R. Hull	Chief Financial Officer, Secretary and Treasurer	—	$—	10 / 5	$0 / 0

BCT International, Inc.

Executive Management Compensation

Option Grants in Fiscal Year 2003

000’s omitted

Name	Position	Options Granted	% of Total Options Granted to Employees	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
						5% ($)	10% ($)

None

(b)    Compensation of Directors

Outside directors of the Company receive director’s fees of $1,000 per month plus $1,000 for each Board of Directors meeting attended, $750 for each telephonic meeting and $750 for each committee meeting attended.

(c)    Employment Contracts

During fiscal 1993, the Compensation Committee approved a seven-year employment contract for Mr. Wilkerson for fiscal years beginning in fiscal 1994 providing for an annual salary of $225,000 in the first year, $275,000 in the next two years and $300,000 thereafter. In June 1997, Mr. Wilkerson’s contract was extended for an additional three-year term through fiscal 2003. The agreement called for minimum annual salary amounts of $300,000 during the employment term. In May 2000, the Compensation Committee increased Mr. Wilkerson’s fiscal 2001 minimum annual salary to $315,000. In August 2001, the Company guaranteed a $2 million bank line of credit for Phoenix Group of Florida, Inc., a company owned by Mr. Wilkerson. As a condition of the guaranty, Mr. Wilkerson’s employment contract was terminated effective February 28, 2002. In June 2002, the Board of Directors increased Mr. Wilkerson’s annual salary to $465,000, effective March 1, 2002. Mr. Wilkerson is currently employed without a contract. See Item 13 “Certain Relationships and Related Transactions.”

Effective March 1, 2001, the Company entered into a two-year employment agreement with Mr. Johnson. Under the agreement, Mr. Johnson served as Senior Vice President of the Company and earned an annual salary of $130,000 plus bonuses as determined by the Board and an annual car allowance of $12,000. In June 2002, the Board of Directors increased Mr. Johnson’s annual salary to $188,000. In December 2002, the Company entered into a severance agreement with Mr. Johnson providing that, in the event his employment is terminated by the Company within one year after a change in control of the Company or he resigns within one year after a change of control due to a material change in his duties or a reduction in his compensation and/or benefits, then he is entitled to receive his then current compensation and benefits, prior to any change, for a period of 12 months following the termination date. The severance agreement also provides that Mr. Johnson is entitled to require the Company to purchase any vested stock options held by him at a price equal to the difference between the market price and the exercise price at any time during the 12-month severance period. In February 2003, the Board of Directors appointed Mr. Johnson President of the Company and the Company entered into a two-year employment agreement with him effective March 1, 2003. Under the agreement, Mr. Johnson’s minimum annual salary is $220,000 in fiscal 2004 and $231,000 in fiscal 2005. In addition, Mr. Johnson is entitled to receive an annual car allowance of $12,000, plus certain incentive bonuses of up to 20% of his base salary based on achievement of performance targets set by the Board of Directors. In addition, Mr. Johnson is entitled to a 20% share of the Company’s excess bonus pool, which is to be funded with 10% of each dollar of pre-tax income generated by the Company in excess of the pre-tax income set in the fiscal 2005 budget. Mr. Johnson’s severance agreement remains in effect.

In December 2002, the Company entered into a severance agreement with Mr. Hull providing that, in the event his employment is terminated by the Company within one year after a change in control of the Company or he resigns within one year after a change of control due to a material change in his duties or a reduction in his compensation and/or benefits, then he is entitled to receive his then current compensation and benefits, prior to any change, for a period of 12 months following the termination date. The severance agreement also provides that Mr. Hull is entitled to require the Company to purchase any vested stock options held by him at a price equal to the difference between the market price and the exercise price at any time during the 12-month severance period. In February 2003, the Company entered into a two-year employment agreement with Mr. Hull effective March 1, 2003. Under the agreement, Mr. Hull’s minimum annual salary is $139,000 in fiscal 2004 and $145,950 in fiscal 2005. In addition, Mr. Hull is entitled to receive an annual car allowance of $6,000, plus certain incentive bonuses of up to 20% of his base salary based on achievement of performance targets set by the Board of Directors. In addition, Mr. Hull is entitled to a 20% share of the Company’s fiscal 2005 excess bonus pool. Mr. Hull’s severance agreement remains in effect.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of May 27, 2003, information with respect to the only persons known to the Company to be beneficial owners of more than 5% of the Company’s outstanding Common Stock, as well as the beneficial ownership of all directors and officers of the Company individually and all directors and officers as a group. Based on the information available to the Company, except as set forth in the accompanying footnotes, each person has sole investment and voting power with respect to the shares of common stock indicated. At May 27, 2003, 5,121,471 shares of Common Stock were outstanding, excluding treasury shares held for the account of the Company.

Name	Number of Shares Beneficially Owned (1)		Percent of Outstanding Common Stock
Certain Beneficial Owners:

Paul D. Sonkin	503,067		9.82%
Hummingbird Management, LLC.
(f/k/a Morningside Investors )
153 East 53rd Street, 55th Floor
New York, NY 10022

Officers and Directors:

William A. Wilkerson	3,017,782	(2)	55.38%
Henry A. Johnson	96,007	(3)	1.86%
Jeff Hewson	70,541	(4)	1.37%
John Galardi	20,000	(5)	.39%
Michael R. Hull	11,000	(6)	.21%

Officers and Directors as a group (5 persons)	3,215,330	(7)	58%

(1)	This column sets forth shares of Common Stock which are deemed to be “beneficially owned” by the persons named in the table under Rule 13D-3 of the Securities and Exchange Commission (“SEC”).

(2)	Includes 327,500 shares covered by currently exercisable stock options.

(3)	Includes 27,500 shares covered by currently exercisable stock options.

(4)	Includes 30,000 shares covered by currently exercisable stock options.

(5)	Includes 20,000 shares covered by currently exercisable stock options.

(6)	Includes 10,500 shares covered by currently exercisable stock options.

(7)	Includes 415,500 shares covered by currently exercisable stock options.

Item 13.    Certain Relationships and Related Transactions

In February 1996, a company of which Mr. Wilkerson, the Chairman of the Board and Chief Executive Officer, was a 50% shareholder, purchased the Honolulu, Hawaii franchise (the “Hawaii Franchise”) for a total purchase price of $400,000 plus accounts receivable and inventory. The purchase price was payable pursuant to a $325,000 promissory note, representing an assumption of the prior franchisee’s debt to the Company and a $108,000 promissory note representing the value of the inventory and accounts receivable acquired. The $325,000 note bore interest at 8% per year and required equal monthly payments of principal and interest for 10 years based on a 15-year amortization, with a balloon payment due at the end of 10 years. The $108,000 note bore interest at 8% per year and was payable in five years pursuant to equal monthly payments of principal and interest. During fiscal 1997, the Company advanced an additional $65,000 to the Hawaii Franchise in exchange for three promissory notes due February 28, 1997 bearing interest of 8% (the “$65,000 notes”). The Hawaii Franchise notes were secured by pledges of substantially all of the assets of the Hawaii Franchise, as well as the joint and several personal guarantees of the shareholders

In fiscal 1999, the Company advanced $167,000 to the owners of the Hawaii Franchise. Reserves were recorded by the Company on the accounts and notes receivable relating to the Hawaii Franchise. In May 2000, in order to further secure his obligations to the Company in connection with the Hawaii Franchise, Mr. Wilkerson pledged 100,000 shares of the Company’s Common Stock as collateral for those obligations.

As of May 2001, the Hawaii Franchise was 57 months behind on payments under the $325,000 note and 57 months behind on payments under the $108,000 note. No payments had been made on the $65,000 notes. Further, the Hawaii Franchise’s debt to the Company for paper purchases, royalties and other advances totaling $581,000 was more than 90 days past due. In May 2001, the Board of Directors approved the Company’s purchase of 50% of the Hawaii Franchise from Mr. Wilkerson’s partner in exchange for forgiveness of 50% of the principal amounts owed to the Company by the Hawaii Franchise ($566,000). In connection with the purchase, the Company realized a loss amounting to approximately $466,000, representing the excess of amounts forgiven over the fair market value of the assets acquired. This loss was specifically reserved for in a prior year. In connection with this transaction, the Company received a promissory note from Mr. Wilkerson for the remaining principal balance due the Company ($566,000). The note bears interest of 8% and requires monthly installments of principal and interest consisting of Mr. Wilkerson’s proportional share of the monthly cash flow of the business until May 25, 2006 when the remaining principal and accrued interest is due. During the fiscal year ended February 28, 2003, no payments were made under the note because the Hawaii Franchise failed to generate positive cash flow.

Effective May 8, 1999, the Company entered into a three-year employment agreement with Peter T. Gaughn, its President and Chief Executive Officer. The agreement provided for a base salary of $250,000 during the first year with minimum 5% salary increases thereafter. In addition, the agreement provided for incentive compensation equal to 2.5% of the Company’s pre-tax income, subject to a limit of $125,000 in fiscal 2000 and the base salary thereafter. Additionally, the agreement provided for the grant of options to purchase 400,000 shares of Common Stock at $2.25, of which 100,000 options vested immediately and the remainder were to vest in annual increments of 60,000 shares over the next five years. In addition, the agreement provided for the granting each year of options to purchase a number of shares of Common Stock equal to the amount of incentive compensation for that fiscal year divided by the market price of the Common Stock on the day preceding the payment of the incentive compensation. These options were to vest 25% immediately and 15% each year for five years thereafter.

Effective May 25, 2001, Mr. Gaughn’s employment with the Company was terminated without cause. As prescribed by Mr. Gaughn’s employment agreement, Mr. Gaughn received his $276,000 annual salary until May 2002. In addition, Mr. Gaughn was paid $39,000, representing the incentive compensation due him for fiscal 2001 and the first three months of fiscal 2002, and accrued vacation. The Company recorded a charge in operations for the previously unrecorded costs associated with the pay out of Mr. Gaughn’s employment agreement in the first quarter of fiscal 2002.

Effective February 22, 2001, the Company entered into a two year oral consulting agreement with Jeffrey Hewson, a Director. Under the arrangement, Mr. Hewson is paid $3,500 monthly in addition to his monthly director fee, and is reimbursed for all related expenses. Pursuant to the agreement, Mr. Hewson is required to perform an operational review of the Company and provide management of the Company with a report on same and to assist management in developing and implementing the future strategic direction of the Company. In February 2003, the Board of Directors approved a two year extension of Mr. Hewson’s consulting agreement at a monthly rate of $5,000 plus expenses.

In May 2001, Mr. Wilkerson expressed to the Company’s board his interest in exploring the possibility of purchasing the shares of the Company’s common stock not already owned by him. On May 21, 2001, Mr. Wilkerson acquired the right to purchase 623,782 shares of the Company’s common stock at a price of $1.75 per share pursuant to an option agreement with Bill LeVine, a former director of the Company, as Trustee of the 1982 Bill and Bonnie LeVine Trust (the “LeVine Trust”). On June 19, 2001, the Company’s board appointed Jeffrey K. Hewson and Phillip M. Pisciotta, both independent directors, as members of a Special Committee to consider the terms and conditions of a possible future proposal for Mr. Wilkerson and persons affiliated with him to purchase the shares of the Company’s common stock not already owned by him. The Special Committee was authorized to engage legal counsel and a financial advisor at the Company’s expense, to consider the proposed offer from Mr. Wilkerson as well as any other bonafide offers made to the Company, to negotiate the definitive terms and conditions of any such transaction and to prepare and deliver to the Company’s board its presentation and recommendation on the appropriate course of action for the Company.

On August 9, 2001, the Company entered into an agreement with Mr. Wilkerson and Phoenix Group of Florida, Inc., (“Phoenix”) a Nevada corporation wholly-owned by Mr. Wilkerson and formed to hold the shares of the Company’s common stock beneficially owned by Mr. Wilkerson, providing the terms and conditions pursuant to which the Company would guarantee a $2 million bank loan to Phoenix, collateralized by a pledge of substantially all of the Company’s assets, which Phoenix and Mr. Wilkerson (the “Acquisition Group”) could use to acquire shares of the Company’s common stock with a view to acquiring all of the shares of the common stock not owned by the Acquisition Group. The Company agreed to guarantee the bank loan on the following terms and conditions:

(i)	The last year of Mr. Wilkerson’s employment agreement with the Company was eliminated, so that the agreement would terminate on February 28, 2002;

(ii)	Mr. Wilkerson and Phoenix, jointly and severally, agreed to (A) grant the Company an assignable one-year option to repurchase all of the shares of the Company’s common stock bought with the borrowed funds at the same price paid by Phoenix and (B) pay the Company’s expenses incurred in connection with the transaction, unless (1) Mr. Wilkerson and/or Phoenix made an offer on or before September 30, 2001, to purchase for cash, all of the Company’s shares held by public shareholders and provided for a closing of the transaction on or before April 15, 2002 (subject to extension to May 31, 2002 in the event of delays caused by a third party), with the option to run one year from the Acquisition Group’s failure to meet the applicable deadline; and (2) such transaction closes on terms deemed “fair” to the Company and its shareholders by the Special Committee; and

(iii)	Mr. Wilkerson and Phoenix, jointly and severally, agreed to immediately reimburse the Company for all payments made pursuant to the guarantee.

As collateral for their reimbursement obligations, Wilkerson and Phoenix granted to the Company a first priority security interest in all shares of the Company’s common stock which Phoenix purchased with the borrowed funds and a subordinated security interest in the 935, 382 shares of the Company’s common stock already owned by Phoenix and pledged to the bank.

On August 29, 2001, Phoenix purchased an aggregate of 618,482 shares of the Company’s common stock from Steven N. Bronson and Catalyst Financial, LLC, at a price of $1.50 per share. On September 1, 2001, pursuant to the LeVine Trust option assigned by Wilkerson to Phoenix, Phoenix exercised the option and purchased the 623,782 shares held by the LeVine Trust at a purchase price of $1.75 per share. In connection with the exercise of the option, Phoenix made a payment of $45,484 to the LeVine Trust at the closing and Mr. Wilkerson executed a two-year promissory note in favor of the LeVine Trust for the balance of the aggregate exercise price of $1,046,134. Between August 20 and October 21, 2001, Phoenix purchased an aggregate of 454,036 shares of common stock from various shareholders in private transactions for an aggregate purchase price of $408,632 ($.90 per share). The funds used for these private purchases came from the proceeds of the bank loan.

On September 20, 2001, Phoenix presented a written offer to purchase all of the Company’s shares not owned by Phoenix at a price of $.85 per share. On November 26, 2001, after two months of negotiations between Phoenix and the Special Committee and extensive financial analysis by Capitalink, LLC as financial advisor to the Special Committee, the board of directors of the Company approved a definitive merger agreement between the Company and Phoenix and Wilkerson providing for the Acquisition Group to purchase all of the shares of the Company’s outstanding common stock not owned by the Acquisition Group at a price of $1.13 per share. Prior to approving the merger agreement, the board received an opinion from Capitalink stating its belief that the proposed merger consideration was fair from a financial point of view to the Company’s stockholders other than the Acquisition Group.

On April 26, 2002, the Company and Phoenix entered into an agreement terminating the merger agreement. As of July 31, 2002, the Company has advanced, on Wilkerson’s behalf, payment of approximately $209,000 in legal fees incurred by the Acquisition Group in connection with the proposed merger.

On April 26, 2002, the Company and Phoenix agreed to extend to June 1, 2003, the expiration of the Company’s option to purchase from Phoenix 454,036 shares of the Company’s common stock at a price of $.90 per share and the Company’s option to purchase 618,482 shares at $1.50 per share.

In March 2003, Phoenix expressed to the Special Committee a renewed interest in purchasing all of the Company’s shares not owned by Phoenix. On May 28, 2003, after two months of negotiation between Phoenix and the Special committee and extensive financial analysis by Capitalink, the Board of Directors of the Company approved a definitive merger agreement between the Company and Phoenix and Wilkerson providing for the Acquisition Group to purchase all of the shares of the Company’s outstanding common stock not owned by the Acquisition Group at a price of $2.00 per share. Prior to approving the merger agreement, the Board received an opinion from Capitalink stating its belief that the proposed merger consideration was fair from a financial point-of-view to the Company’s stockholders other than the Acquisition Group. The increased price in the 2003 merger agreement was based on substantial improvements in the Company’s business and financial condition from November 2001 to May 2003.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Financial Statement Schedules

See index to Financial Statements on page D1

(b)	Reports of Form 8-K

No Reports on Form 8-K were filed during the quarter ended February 28, 2003.

(c)	Exhibits

3.1

Certificate of Incorporation of the Company, as amended, as filed with the SEC as Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference.

3.2	By-Laws of the Company, as amended, as filed with the SEC as Exhibit 3.2 to the Company’s report on Form 10-K for the fiscal year ended February 28, 1995, are incorporated herein by reference.

4.1

Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, as filed with the SEC as Exhibit 4.1 to the Company’s report on Form 10-K for the fiscal year ended February 29, 1995, is incorporated herein by reference.

10.1

Employment Agreement dated March 1, 1993 between the Company and William A. Wilkerson, as filed with the SEC as Exhibit 10.4 to the Company’s report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference.

10.2

Amendment dated June 12, 1997 to employment agreement between the Company and William A. Wilkerson as filed with the SEC as Exhibit 10.2 to the Company’s report on Form 10-K for the fiscal year ended February 28, 1998 is incorporated herein by reference.

10.3

Agreement dated January 1, 1993 between Business Cards Tomorrow, Inc. and Hence/EDP, as filed with the SEC as Exhibit 10.5 to the Company’s report on Form 10-K for the fiscal year ended February 28, 1995, is incorporated herein by reference.

10.4

Asset Purchase Agreement dated February 23, 1996, between BCT and E.V. Antrim, Rosemary R. Antrim and William A. Wilkerson, as filed with the SEC as Exhibit 10.3 to the Company’s report on Form 10-K for the fiscal year ended February 28, 1997 is incorporated herein by reference.

10.5

Employment agreement between the Company and Peter T. Gaughn dated May 8, 1999, as filed with the SEC as exhibit 10.5 to the Company’s report on Form 10-K for the fiscal year ended February 28, 1999 is incorporated herein by reference.

10.6

Stock pledge agreement between the Company and William A. Wilkerson dated May 30, 2000, as filed with the SEC as exhibit 10.7 to the Company’s report on Form 10-K for the fiscal year ended February 29, 2000 is incorporated herein by reference.

10.7

Employment agreement between the Company and Henry A. Johnson dated February 26, 2001 as filed with the SEC as Exhibit 10.8 to the Company’s report on Form 10-K for the fiscal year ended February 28, 2001 is incorporated herein by reference.

10.8

Agreement dated May 25, 2001 among Business Cards Tomorrow, Inc. and South Pacific Wholesale Printers, Inc., William A. Wilkerson, Val Antrim, and Rosemary Antrim as filed with the SEC as Exhibit 10.9 to the Company’s report on Form 10-K for the fiscal year ended February 28, 2001 is incorporated herein by reference.

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

10.11	Agreement for termination of the Merger Agreement as filed as Exhibit 10.11 to Form 10-K filed on May 29, 2002 is incorporated herein by reference.

10.12	Severance agreement between the Company and Henry Johnson dated December 9, 2002.

10.13	Severance agreement between the Company and Michael R. Hull dated December 9, 2002.

10.14	Employment agreement between the Company and Henry A. Johnson dated March 1, 2003

10.15	Employment agreement between the Company and Michael R. Hull dated March 1, 2003.

10.16	Definitive Merger Agreement between the Company and Phoenix Group of Florida, Inc. dated May 29, 2003.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCT INTERNATIONAL, INC. (Registrant)

DATE:	May 29, 2003	By:	William A. Wilkerson
William A. Wilkerson Chairman, Chief Executive Officer and Director

DATE:	May 29, 2003	By:	Michael R. Hull
Michael R. Hull Vice President, Treasurer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Jeff Hewson	Henry A. Johnson
Jeff Hewson Director	Henry A. Johnson Director

Date: May 29, 2003	Date: May 29, 2003

John Galardi	Philip Pisciotta
John Galardi Director	Philip Pisciotta Director

Date: May 29, 2003	Date: May 29, 2003

I, William A. Wilkerson, certify that:

1. I have reviewed this annual report on Form 10-K of BCT International, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal control; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003	/s/ WILLIAM A. WILKERSON William A. Wilkerson Chairman and Chief Executive Officer

Certification

I, Michael R. Hull, certify that:

1. I have reviewed this annual report on Form 10-K of BCT International, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
e.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
f.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

c.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal control; and
d.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003	/s/ MICHAEL R. HULL
Michael R. Hull Treasurer, Secretary and Chief Financial Officer

BCT INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page Numbers
Financial Statements:

Report of Independent Certified Public Accountants	D-2

Consolidated Balance Sheets at February 28, 2003 and 2002	D-3

Consolidated Statements of Operations for the three fiscal years ended February 28, 2003	D-4

Consolidated Statements of Changes in Stockholders’ Equity for the three fiscal years ended February 28, 2003	D-5

Consolidated Statements of Cash Flows for the three fiscal years ended February 28, 2003	D-6 to D-7

Notes to Consolidated Financial Statements	D-8 to D-21

Schedules:

For the fiscal years ended February 28, 2003, 2002 and 2001:

II Valuation and Qualifying Accounts	D-22

X Supplementary Income Statement Information	D-23

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders

of BCT International, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BCT International, Inc. and its subsidiaries at February 28, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Fort Lauderdale, Florida

May 29, 2003

BCT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except per share data)

	February 28, 2003	February 28, 2002
ASSETS

Current Assets:
Cash	$4,276	$4,819
Accounts and notes receivable, net	3,117	2,889
Inventory, net	2,735	1,887
Assets held for sale	85	105
Prepaid expense and other current assets	314	154
Deferred income taxes	406	419

Total current assets	10,933	10,273
Accounts and notes receivable, net	4,721	5,170
Property and equipment at cost, net	1,034	435
Deferred income taxes	919	970
Deposits and other assets	48	24
Trademark and other intangible assets, net	180	206

Total assets	$17,835	$17,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$901	$432
Notes payable	113	560
Accrued liabilities	462	871
Deferred revenue	55	125

Total current liabilities	1,531	1,988
Deferred revenue	335	334
Notes payable, less current maturities	410	—

Total liabilities	2,276	2,322

Commitments and contingencies (Note 9)	—	—

Minority interest	18	—

Stockholders’ equity:
Common stock, $.04 par value, authorized 25,000, 5,828 shares issued	233	233
Paid in capital	12,605	12,605
Retained earnings	4,275	3,490

	17,113	16,328
Less: Treasury stock, at cost, 707 shares	(1,572)	(1,572)

Total stockholders’ equity	15,541	14,756

Total liabilities and stockholders’ equity	$17,835	$17,078

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

	For the Fiscal year ended February 28, 2003	For the Fiscal year ended February 28, 2002	For the Fiscal year ended February 28, 2001
Revenues:
Royalties and franchise fees	$5,221	$5,117	$5,267
Paper and printing sales	12,019	12,068	13,424
Sales of franchises	4	99	46
Company-owned franchise revenues	1,802	—	—
Interest and other income	769	723	692

	19,815	18,007	19,429

Expenses:
Cost of paper and printing sales	10,410	10,592	11,605
Cost of Company-owned franchise revenues	448	—	—
Selling, general and administrative	7,403	6,376	6,455
Depreciation and amortization	278	226	232

	18,539	17,194	18,292

Income from continued operations before income taxes	1,276	813	1,137
Income tax provision	491	321	442

Income from continued operations	785	492	695

Discontinued operations:
Loss from Company owned Franchises operated under a plan of disposition, net of tax benefit of $0, $0, and $19, respectively	—	—	(31)

Net income	$785	$492	$664

Net income (loss) per common share

Income from continued operations	$.15	$.10	$.13
Loss from discontinued operations	—	—	(.01)

Basic	$.15	$.10	$.13

Income from continued operations	$.15	$.10	$.13
Loss from discontinued operations	—	—	(.01)

Diluted	$.15	$.10	$.13

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(000’s omitted)

	Common Stock
	Number of Shares	Par Value	Paid-In Capital	Retained Earnings	Treasury Stock	Total

Balance March 1, 2000	5,822	$233	$12,597	$2,334	$(1,408)	$13,756

Treasury stock purchases	—	—	—	—	(136)	(136)

Net income	—	—	—	664	—	664

Balance February 28, 2001	5,822	233	12,597	2,998	(1,544)	14,284

Exercise of options	6	—	8	—	—	8

Treasury stock purchases	—	—	—	—	(28)	(28)

Net income	—	—	—	492	—	492

Balance February 28, 2002	5,828	233	12,605	3,490	(1,572)	14,756

Net income	—	—	—	785	—	785

Balance February 28, 2003	5,828	$233	$12,605	$4,275	$(1,572)	$15,541

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	For the Fiscal year ended February 28, 2003	For the Fiscal year ended February 28, 2002	For the Fiscal year ended February 28, 2001
Cash flows from operating activities:
Net income	$785	$492	$664
Plus loss from discontinued operations	—	—	31

Income from continuing operations	785	492	695
Adjustments to reconcile income from continuing
operations to net cash provided by
operating activities:
Deferred income taxes	64	(143)	(42)
Depreciation and amortization	278	226	232
Provision for doubtful accounts	1,480	1,300	1,452
Provision for inventory obsolescence	100	175	30
Other adjustments	(16)	4	31
Changes in assets and liabilities:
Accounts and notes receivable	(1,259)	571	(615)
Inventory	(948)	290	(23)
Prepaid expenses and other current assets	(184)	(83)	134
Accounts payable	469	(165)	(514)
Accrued liabilities	(409)	468	(946)
Deferred revenue	(69)	125	(87)

Net cash provided by continuing operations	291	3,260	347
Net cash used by discontinued operations	—	—	(31)

Net cash provided by operating activities	291	3,260	316

Cash flows from investing activities:
Capital expenditures for property and equipment	(197)	(162)	(150)
Increase in deposits	(23)	—	(25)

Net cash (used by) investing activities	(220)	(162)	(175)

Cash flows from financing activities:
Treasury stock purchases and other	—	—	(136)
Exercise of stock options and warrants	—	8	—
Repayments on borrowings	(614)	(86)	(112)

Net cash (used by) financing activities	(614)	(78)	(248)

Net (decrease) increase in cash and cash equivalents	(543)	3,020	(107)
Cash at beginning of year	4,819	1,799	1,906

Cash at end of year	$4,276	$4,819	$1,799

Supplemental disclosures:
Interest paid during the year	$21	$34	$41

Income taxes paid during the year	$527	$209	$823

The accompanying notes are an integral part of these consolidated financial statements.

BCT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(000’s omitted)

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

(000’s omitted, except per share data)

NOTE 1:    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

BCT International, Inc. (the “Company”), franchises wholesale thermography printing Franchises through its wholly-owned subsidiary, Business Cards Tomorrow, Inc. (BCT), for which it receives initial franchise fees and continuing royalties. BCT Franchises are located in 36 states and Canada.

In addition, BCT owns 100% of BCT San Carlos and 56.15% of BCT Tampa. As of February 28, 2002, BCT owned 50% of the franchise located in Honolulu, Hawaii which was held for sale. As of February 28, 2001 there were no franchises owned by BCT.

Principles of Consolidation and Discontinued Operations

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The results of operations of franchises previously owned by the Company that were disposed of through a plan of disposition, included the losses through the dates of disposition and are included in discontinued operations. The results of operations of the 50% Company-owned (Hawaii), are included in the consolidated statement of operations in fiscal 2003. Prior to fiscal 2003 they were accounted for using the equity method.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts and notes receivable (net of the allowance for doubtful accounts), accounts payable and notes payable approximate fair value as of February 28, 2003 and 2002.

Inventory

Inventory, consisting primarily of paper products, printing supplies and catalogs for sale to the franchises, is stated at the lower of cost (first in, first out method) or market. As of February 28, 2003 and 2002, the allowance for obsolete inventory was $80 and $82, respectively.

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

BCT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(000’s omitted, except per share data)

Assets Held for Sale

Assets held for sale are carried at the lower of cost or market value.

Trademark and Other Intangible Assets

The trademark is amortized using the straight-line method over 17 years. Other intangible assets consist of the excess of purchase price over the fair value of the net assets acquired relating primarily to the acquisition of the Canadian franchise rights in fiscal 1994. The amortization period for the Canadian franchise rights is 19 years, which represented the remaining life of the franchise agreement acquired. As of February 28, 2003 and 2002, accumulated amortization of intangible assets amounted to $294 and $268, respectively.

In June 2001 SFAS No. 142, “Goodwill and Other Intangible Assets” was issued. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires an impairment review of both of these non-amortizable intangible assets annually, or when events or circumstances dictate. Identifiable intangible assets with a determinable useful life will continue to be amortized. The Company adopted SFAS 142 effective March 1, 2002. Upon initial application of SFAS No. 142, the Company did not identify impairment losses for intangible assets resulting from a transitional impairment test and as a result, the adoption of this standard did not have an effect on the Company’s financial position and results of operations.

Impairment of Long-Lived Assets and Identifiable Intangibles

The Company reviews long-lived assets and identifiable intangibles and reserves for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS No. 144 requires (1) the recognition and measurement of the impairment of long-lived assets to be held and used, and (2) the measurement of long-lived assets to be held for sale. The Company adopted SFAS 144 effective March 1, 2002. The adoption of this standard did not have a material effect on the financial position and results of operations of the Company.

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

Continuing Franchise Royalties, Paper and Printing Revenues

Continuing franchise royalties and paper and printing revenues are recognized monthly when earned. Collectibility of these revenues is assessed on a regular basis. The allowance for doubtful accounts is established through a provision for losses charged to selling, general and administrative expense. Accounts receivable are charged off against the allowance for doubtful accounts when management believes that collectibility is unlikely. Management believes the allowance will be adequate to absorb probable losses in existing accounts and notes receivable that may become uncollectible. Certain franchise royalties are recorded on a cash basis when collection is determined by management to be uncertain. In fiscal 2003, 2002 and 2001, respectively, $110, $120 and $182 of royalties were not recorded as revenue due to uncertainty of collection.

Licensing Fees

The Company charges franchises an annual license for the use of Orderprinting.com, the Company’s Internet based ordering system. These fees are recognized over the term of the licensing agreement, (one year).

Income Taxes

The Company utilizes an asset and liability approach to accounting for income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.

Earnings Per Common Share

Basic earnings per share equals net income available to common stockholders divided by the number of weighted average common shares outstanding. Diluted earnings per share includes potentially dilutive securities such as stock options, warrants and convertible securities.

BCT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(000’s omitted, except per share data)

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is illustrated below:

	2003	2002	2001
Income from continued operations	$785	$492	$695
Loss from discontinued operations	—	—	(31)

Basic earnings	$785	$492	$664

Weighted average common shares—basic	5,121	5,123	5,214
Effect of stock options and warrants	—	—	21

Weighted average common shares—diluted	5,121	5,123	5,235

Cash

For the purposes of reporting cash flows, cash and cash equivalents include investments with original maturities of ninety days or less at purchase date. Included in cash at February 28, 2003 and 2002, respectively, are $520 and $279 representing amounts collected from national accounts which are due to franchises.

Stock Based Compensation

The Company measures compensation expense related to the grant of options to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award (See Note 7).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value- recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year Ended February 28, 2003	Year Ended February 28, 2002	Year Ended February 28, 2001
Net income:
As reported	$785	$492	$664
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16)	(22)	(59)

Pro forma	$769	$470	$605

Net income per share:
As reported Basic	$.15	$.10	$.13

Diluted	$.15	$.10	$.13

Proforma Basic	$.15	$.09	$.12

Diluted	$.15	$.09	$.12

BCT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(000’s omitted, except per share data)

NOTE 2:    DISCONTINUED OPERATIONS

On February 28, 1999, the Company’s Board of Directors approved a decision to discontinue the operations comprising its Company owned franchises. The Company owned franchises included the 100% owned franchises in Delray Beach, Florida and Merrimack, New Hampshire and the 70% owned franchise in Louisville, Kentucky. During fiscal 2000 the Company sold the Delray Beach and Louisville franchises. Both transactions included the Company taking promissory notes equal to the respective sales price. Gains, if any, are recognized as payments are received. In September 2000, the Company sold the assets of the Merrimack New Hampshire franchise in exchange for a $150 promissory note. In January 2001, the Company reacquired the assets of the Merrimack franchise in exchange for foregiveness of the $150 promissory note. The Company ceased operating the franchise and liquidated the assets of the franchise.

The $31 loss from discontinued operations for the year ended February 28, 2001 is net of a $19 income tax generated by the loss.

Sales from these discontinued operations were $350 for the year ended February 28, 2001.

BCT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(000’s omitted, except per share data)

NOTE 3:    ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

	February 28, 2003	February 28, 2002
Franchise fees and royalties receivable	$1,146	$859
Paper sales receivable from franchisees	2,342	2,459
Notes receivable from sale of franchises, interest at 5% to 10.25%, due in monthly installments through 2014	3,372	3,907
Notes receivable due from franchisees, interest at 4.25% to 12%, payable in monthly installments through 2014	3,160	3,098
Other	659	715

	10,679	11,038
Less—allowance for doubtful accounts	(2,841)	(2,979)

	7,838	8,059
Less—amounts not expected to be collected within one year, net of $2,420 allowance for doubtful accounts ($2,722 in 2001)	(4,721)	(5,170)

	$3,117	$2,889

In the normal course of business, to meet the financing needs of its franchisees, the Company extends credit to its franchisees throughout the United States and Canada. Although the Company has a diversified receivable portfolio, a substantial portion of the franchisees’ ability to honor their commitments to the Company is reliant upon the economic stability of the market in the franchisee’s particular geographic area. The Company’s exposure to loss in the event of nonperformance by the franchisees is represented by the contractual amount of the accounts and notes receivables and the franchise equipment leases guaranteed by the Company (see Note 9). The Company controls the credit risk of its receivables through credit approvals, limits and monitoring procedures. The Company generally requires collateral or other security to support the receivables with credit risk.

At February 28, 2003, approximately $1,239 ($1,259 in 2002) of accounts and notes receivable, although currently due, are classified long term, based upon historic payment performance of the franchisees. A significant portion of the allowance for doubtful accounts relates to these accounts and notes receivable.

BCT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(000’s omitted, except per share data)

At February 28, 2001, $485 of notes receivable, with an 8% interest rate per annum were related to the purchase of a franchise by South Pacific Wholesale Printers, Inc. (“SPWP”) The Chairman of the Board of the Company owns 50% of SPWP and was a guarantor of SPWP’s debt to the Company. Accounts receivable for paper and royalties from this Franchise as of February 28, 2001, amounted to $418. Reserves were recorded on the receivables relating to this Franchise. Revenues from the Hawaii Franchise amounted to $155 in fiscal 2001. On May 25, 2001, the Company purchased a 50% interest in South Pacific Wholesale Printers, Inc. from the Chairman’s partner in exchange for forgiveness of 50% of the principal amounts due to the Company by the Franchise, ($566). As a result of the purchase, the Company realized a loss of approximately $466 in fiscal 2002 representing the excess of amounts owed over the fair market value of the assets acquired. This loss was specifically reserved for at February 28, 2001. In connection with the purchase transaction, the Company received a promissory note from the Chairman for the remaining principal balance due the Company ($566). This note bears interest of 8% and is payable in monthly instalments equal to the Chairman’s proportionate share of the monthly cash flow of the Franchise until May 25, 2006 when the remaining principal and accrued interest is due. In May 2000, the Chairman pledged 100,000 shares of the Company’s Common Stock to secure his guarantee of SPWP’s debt to the Company. No payments were made on this note during the fiscal years ended February 28, 2003 and 2002. The Company recognized losses of $48 relating to the Hawaii franchise in fiscal 2002.

Provision for doubtful accounts for the years ended February 28, 2003, 2002 and 2001 was approximately $1,480, $1,300 and $1,452, respectively.

Interest income is recognized on accounts and notes receivable when it is received.

NOTE 4:    PROPERTY AND EQUIPMENT

Major classifications of property and equipment are as follows:

	February 28, 2003	February 28, 2002	Estimated useful lives (in years)
Leasehold improvements	$73	$45	5-7
Machinery and equipment	565	532	3-20
Furniture, fixtures and other equipment	234	230	5-10
Computers	930	878	3-5
Company-owned plant machinery & equipment	684	—	3-7
Other	198	184	3-5

	2,684	1,869
Less—accumulated depreciation and amortization	(1,650)	(1,434)

	$1,034	$435

NOTE 5:    SALES AND ACQUISITIONS OF COMPANY OWNED FRANCHISES

On September 19, 2002, the Company exercised its option to acquire an additional 37.15% interest in TBDS, Inc., the BCT franchise in Tampa, Florida. After exercising its option, the Company owns 56.15% of TBDS, Inc. Under the option agreement, as a result of the poor performance of the franchise, no further consideration was given for the additional ownership interest . The Company intends to operate the BCT Tampa franchise as a Company-owned franchise. The results of operations of TBDS, Inc. since September 19, 2002, a loss of $4, are included in the consolidated statement of operations.

On March 31, 2003, TBDS, Inc. sold certain assets to BCT Enterprises of Tampa, Inc., a wholly owned subsidiary of BCT, in exchange for the assumption of certain of TBDS, Inc.’s liabilities in the amount of $526. In addition, BCT assigned to TBDS, Inc. the rights to $181 of receivables from TBDS, Inc.’s minority shareholder. The Company has recorded this as a purchase and, consequently, the results of operations of BCT Enterprises of Tampa, Inc. will be included in the consolidated statement of operations.

On July 19, 2002, the Company began operating a Company owned franchise in San Carlos, California. This franchise replaced a franchise in San Francisco, whose franchise agreement was terminated. The Company entered into an agreement with the terminated franchise for the orderly transition of the franchise business to the new facility in exchange for forgiveness of amounts due to the

BCT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(000’s omitted, except per share data)

Company of approximately $658. In addition, the Company was obligated and paid, as guarantor, amounts borrowed by the San Francisco franchise owner for the purchase of the franchise in the amount of $457. The results of operations of the San Carlos Franchise, since July 19, 2002, (a loss of $214) are included in the consolidated statement of operations for the fiscal year ended February 28, 2003.

NOTE 6:    NOTES PAYABLE

Notes payable consist of the following:

	February 28, 2003	February 28, 2002
Note payable to prior owner of Company owned franchise, monthly principal and interest payments of $2, interest at 8% per annum, through August 2004	$—	$50
Note payable relating to assumption of note guaranteed by the Company, monthly principal and interest payments of $6, interest at 10% per annum, through April 2008	—	324
Leases payable related for machinery and equipment at Company-owned franchises, monthly and quarterly payments through 2006	377	—
Notes payable relating to acquisitions, monthly payments of principal and interest at 8%	146	186

	523	560
Less - amounts expected to be repaid within 1 year	(113)	(560)

	$410	$—

The notes relating to acquisitions of $186 and the note due a prior owner of $50 were paid in full in May 2002. In February 2003, the Company paid the $324 note assumed in connection with a guarantee made by the Company.

In September 2001, the Company renewed a $2 million line of credit with a bank. The line of credit is collateralized by receivables and inventory and bears interest at LIBOR + 2.35%, interest is payable monthly. As of February 28, 2003, no advances have been made on this line.

In August 2001, in connection with the $2 million bank loan to Phoenix (the “Loan”), the Company entered into an agreement with Phoenix and the Chairman providing the following conditions to the guarantee of the loan by the Company and its subsidiary BCT (which included a pledge of substantially all of the assets of the Company and BCT to secure the Loan): (i) the last year of the Chairman’s employment agreement with the Company was eliminated, such that the agreement terminated on February 28, 2002; (ii) the Chairman and Phoenix, jointly and severally, agreed to (A) grant the Company an assignable one-year option to repurchase all of the shares of the Company’s common stock bought with the borrowed funds at the same price paid by Phoenix and (B) pay the Company’s expenses incurred in connection with the transaction, unless (1) the Chairman and/or Phoenix made an offer on or before September 30, 2001, to purchase for cash all of the Company’s shares held by public shareholders, and providing for a closing of that transaction on or before April 15, 2002 and (2) such transaction closes on terms deemed “fair” to the

BCT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(000’s omitted, except per share data)

Company and its shareholders by the Special Committee, consisting of non-management directors of the Company; and (iii) the Company and Phoenix, jointly and severally, agreed to immediately reimburse the Company for all payments made pursuant to the corporate guaranty. As collateral for their reimbursement obligations, the Chairman and Phoenix granted the Company a first priority security interest in any and all shares of the Company’s common stock which Phoenix purchased with the borrowed funds and a subordinated security interest in the shares of the Company’s common stock already owned by Phoenix and pledged to the bank. As of February 28, 2003, approximately $1,999 was drawn on this line.

NOTE 7:    STOCKHOLDERS’ EQUITY

Stock Options

The Company has an employee stock option plan for certain employees. The plan is administered by a committee of two directors of the Company (the Committee) which determines who is eligible to participate, the number of shares for which options are to be granted and the amounts that may be exercised within a specified term. The option exercise price is generally established by the Committee at 100% of the fair market value of the Common Stock on the date the option is granted. All options granted during the fiscal years 2002 and 2001 were granted at an exercise price per share equal to the fair market value of the Company’s Common Stock on the date of grant. No options were granted in fiscal 2003. In accordance with the intrinsic value method for employee and director stock based awards, no compensation expense has been recognized. Employee options generally vest over five years and have a ten year term. At February 28, 2003, options for 305 shares were available for future grants.

A summary of stock option activity is as follows (share amounts in 000’s):

	Fiscal 2003		Fiscal 2002		Fiscal 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,015	$2.02	1,428	$2.03	1,297	$2.07
Granted	—	—	15	1.09	144	1.55
Exercised	—	—	(6)	1.25	—	—
Cancelled	—	—	—	—	—	—
Expired	(201)	2.19	(422)	2.01	(13)	1.25

Outstanding at end of year	814	$1.94	1,015	$2.02	1,428	$2.03

Exercisable at end of year	796	$1.94	967	$2.01	1,051	$2.00

Weighted average fair value of options granted during the year		n/a		$63		$.81

BCT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(000’s omitted, except per share data)

A summary of stock options outstanding at February 28, 2003 is as follows (share amounts in 000’s):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 28, 2003	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2003	Weighted Average Exercise Price
$1.09 to $1.88	564	1.8	$1.75	551	$1.76
$2.12 to $3.50	250	2.4	$2.35	245	$2.35

	814			796

Pursuant to SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” the Company has elected to use the intrinsic value method of accounting for employee stock-based compensation awards. Accordingly, the Company has not recognized compensation expense for its non-compensatory employee stock option awards.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for 2002 and 2001, respectively; a dividend yield of 0%, expected volatility from 42.7% to 78%, a risk free interest rate of from 4.5% to 6.5% and weighted average expected option term of 3.6 years. No options were granted during fiscal 2003.

BCT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(000’s omitted, except per share data)

NOTE 8:    INCOME TAXES

The components of the provision (benefit) for income taxes for the years ended February 28, 2003 and 2002 and 2001 are as follows:

	2003	2002	2001
Current Provision:
Federal	$370	$402	$422
State	57	62	62

Total current	427	464	484
Deferred provision	64	(143)	(42)

Income tax provision from continued operations	491	321	442
Income tax benefit from discontinued operations	—	—	(19)

	$491	$321	$423

The Company’s deferred income taxes are comprised of the following:

	February 28, 2003	February 28, 2002	February 28, 2001
Deferred income taxes—current:
Bad debt reserve	$162	$100	$120
Capitalization of inventory cost	208	176	172
Accrued losses on discontinued operations	—	—	—
Inventory reserves	31	32	29
Other	5	111	—

Deferred income taxes—current	$406	$419	$321

Deferred income taxes—non-current:
Bad debt reserve	$909	$1,062	$893
Net operating loss carryovers	203	203	203
Deferred tax liabilities – Fixed assets	(60)	(92)	(2)
Other	70	—	34

	1,122	1,173	1,128
Valuation allowance	(203)	(203)	(203)

Deferred income taxes—non-current	$919	$970	$925

Deferred income taxes—total	$1,325	$1,389	$1,246

BCT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(000’s omitted, except per share data)

Net operating loss carryforwards for Federal income tax purposes total approximately $539 at February 28, 2003, all of which will expire in 2005 and include certain limitations. Due to the limitations, the Company recorded a full valuation allowance related to this tax asset.

The difference between the statutory and effective tax rates are as follows:

	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
Tax provision at statutory rate	$438	34%	$276	34%	$357	34%
State income tax, net of federal benefit	44	3	28	3	37	3
Other	9	1	17	2	29	2

	$491	38%	$321	39%	$423	39%

NOTE 9:    COMMITMENTS AND CONTINGENCIES

The Company’s corporate offices, Company owned franchise locations, Wisconsin warehouse facility and office equipment are leased under non-cancelable lease agreements. The leases initially expire at various dates through 2007. There are provisions in the leases for rent increases based on cost of living increases under certain conditions.

The following are the approximate minimum annual non-cancelable rentals to be paid under the provisions of the leases, including the Company owned franchise classified as assets held for sale:

Fiscal Year	Lease Commitments
2004	$379
2005	348
2006	228
2007	230
2008	164

$1,349

BCT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(000’s omitted, except per share data)

Rental expense approximated the following amounts for the corresponding periods:

For the year ended	Amount
February 28, 2003	$459
February 28, 2002	$347
February 28, 2001	$353

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

In fiscal 2002, the Board of Directors of the Company approved the Company’s guarantee of a $2 million bank line of credit for Phoenix Group of Florida, Inc., a company owned by the Chairman. The proceeds from the line of credit could be used by Phoenix to acquire shares of the Company’s common stock. The terms of the guarantee are the same as the terms of the line of credit. In connection with the guarantee, the Chairman’s employment agreement was terminated on February 28, 2002. In June 2002, the Board of Directors approved an increase in the Chairman’s annual base salary to $465.

In May 1999, the Company executed an employment agreement with the President and Chief Executive Officer of the Company. The initial term of the employment agreement was three years. The agreement called for minimum annual salary amounts during the initial three year term of $250, $262 and $276. In addition, the agreement provided for incentive compensation based upon pretax income of the Company, not to exceed $125 in fiscal 2000 and not to exceed the base salary, thereafter. Additionally, the agreement granted options to purchase 400 shares of Common Stock of the Company at $2.25, of which 100 vested immediately and the remainder was to vest 15% annually over the next 5 years. Further, the agreement provided for the granting each year of options to purchase shares of the Company’s Common Stock equal to the amount of the incentive compensation for that year divided by the market price of the Company’s stock on the day preceding the payment of the incentive compensation. These options were to vest 25% immediately and 15% each year for the five years, thereafter. In February 2001, the President and Chief Executive Officer was appointed President and Chief Operating Officer. Effective May 25, 2001, the President and Chief Operating Officer’s employment with the Company was terminated without cause. As prescribed by his employment agreement, the President and Chief Operating Officer received his $276 annual salary until May 2002. In addition, the President and Chief Operating Officer was paid $39, representing the incentive compensation due him for fiscal 2001 and for the first three months of fiscal 2002, and accrued vacation. The Company recorded a charge in operations for the previously unrecorded costs associated with the payout of the President and Chief Operating Officer’s employment agreement in the first quarter of fiscal 2002.

Effective March 1, 2001, the Company entered into a two-year employment agreement with the Company’s Senior Vice President. Under the agreement, the Senior Vice President of the Company will earn an annual salary of $130 plus an annual car allowance of $12 In addition, the agreement calls for 6 months severance in the event of termination for other than cause. In June 2002, the Board of Directors approved an increase in the annual compensation of the Senior Vice President to $200. Effective March 1, 2003, the Senior Vice President was appointed President of the Company by the Board of Directors who also approved a new two year employment agreement. Under the new agreement, the President will earn an annual salary of $220 in fiscal 2004 with a minimum 5% increase in fiscal 2005, plus an annual car allowance of $12, and is entitled to 12 months severance in the event of termination for other than cause.

Effective March 1, 2003, the Board of Directors entered into two year employment agreements with the Company’s Chief Financial Officer, Senior Vice President and Vice President of Pelican Paper. The agreements provide for fiscal year 2004 annual base salaries of $139, $165 and $120, respectively, with minimum 5% increases in fiscal 2005, plus annual car allowances of $6, and entitle each to 12 months severance in the event of termination for other than cause.

BCT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(000’s omitted, except per share data)

NOTE 10:    SEGMENT INFORMATION

The Company’s four reportable segments are (1) Franchisor operations, (2) Pelican Paper Products, (3) Company-owned franchises and (4) Other operations

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates the performance of its segments based on earnings before income taxes.

The Company is organized primarily on the basis of business activity units. The table below presents information on continuing operations for the years ended February 28,:

	Franchisor	Pelican Paper	Company- Owned Franchises	Other	Total
2003
Revenues	$5,225	$12,019	$1,802	$769	$19,815
Cost of sales	—	10,410	448	—	10,858
Operating expenses	5,462	613	1,606	—	7,681
Income (loss) before income taxes	$(237)	$996	$(252)	$769	$1,276
Assets	$6,528	$6,350	$785	$4,172	$17,835
Depreciation and amortization	$126	$92	$60	$—	$278
Income tax provision (benefit)	$(91)	$383	$(97)	$296	$491
Capital expenditures	$137	$25	$30	$—	$192
2002
Revenues	$5,216	$12,068		$723	$18,007
Cost of sales	—	10,592		—	10,592
Operating expenses	6,017	585		—	6,602
Income (loss) before income taxes	$(801)	$891		$723	$813
Assets	$7,652	$5,108		$4,318	$17,078
Depreciation and amortization	$122	$104		$—	$226
Income tax provision (benefit)	$(316)	$352		$285	$321
Capital expenditures	$137	$25		$—	$162
2001
Revenues	$5,313	$13,424		$692	$19,429
Cost of sales	—	11,605		—	11,605
Operating expenses	6,056	631		—	6,687
Income before income taxes	$(743)	$1,188		$692	$1,137
Assets	$4,960	$6,995		$4,235	$16,190
Depreciation and amortization	$133	$99		$—	$232
Income tax provision	$(289)	$462		$269	$442
Capital expenditures	$84	$66		$—	$150

BCT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(000’s omitted, except per share data)

The following is sales information by geographic area for the years ended February 28:

	2003	2002	2001
United States	$19,156	$17,572	$18,618
Canada	659	435	811

	$19,815	$18,007	$19,429

All long-lived assets of the Company are domiciled in the United States.

NOTE 11:    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. As applicable to the Company, SFAS No. 145 rescinds SFAS No. 4 which prescribed that any gain or loss associated with the early extinguishment of debt be classified as extraordinary. SFAS No. 145 requires that the factors prescribed by APB Opinion 30, “Reporting the Results of Operations—-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” be used to determine if the early retirement of debt will be classified as part of normal recurring operations or will be classified as extraordinary. The Company does not expect adoption of SFAS No. 145 to have a material impact on the Company’s financial statements.

On November 25, 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation clarifies the requirements of FASB Statement No. 5 Accounting for Contingencies”, relating to a guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. The interpretation requires that upon issuance or modification of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. For guarantees included within the scope of FIN 45, issued prior to January 1, 2003, only disclosure requirements are applicable. The required disclosures under FIN 45 have been made by the Company as described in Note 9.

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The interpretation provides guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate these entities. This new model for consolidation applies to an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires certain additional disclosures. Effective for financial statements issued after January 31, 2003, the Company determined FIN 46 will have no effect on the financial statements.

During 2002, the Company adopted the amended disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123 (“SFAS 148”). This standard provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123, Accounting for Stock Based Compensation. The standard also mandates certain new disclosures about the method of accounting for stock-based employee compensation and the effect of the method on the results of operations. See Notes 2 and 8.

BCT INTERNATIONAL, INC.

                                                                                                                           SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(000’s omitted)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year

For the year ended February 28, 2003

Allowance for doubtful accounts	$2,979	$1,480	$(1,618)	$2,841

Allowance for obsolete inventory	$82	$100	$(102)	$80

Deferred tax assets valuation allowance	$203	$—	$—	$203

For the year ended February 28, 2002

Allowance for doubtful accounts	$2,597	$1,300	$(918)	$2,979

Allowance for obsolete inventory	$75	$175	$(168)	$82

Deferred tax assets valuation allowance	$203	$—	$—	$203

For the year ended February 28, 2001

Allowance for doubtful accounts	$2,454	$1,452	$(1,309)	$2,597

Allowance for obsolete inventory	$74	$30	$(29)	$75

Deferred tax assets valuation allowance	$203	$—	$—	$203

SCHEDULE X

BCT INTERNATIONAL, INC.

SUPPLEMENTARY INCOME STATEMENT INFORMATION

(000’s omitted)

Item	February 28, 2003	February 28, 2002	February 28, 2001
Advertising Costs	$17	$8	$—

Amortization of intangible assets	$26	$26	$26