Form 10-K/A
period 2003-02-28
BCT INTERNATIONAL INC /
filed 2003-06-03
CIK 351541

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

     The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant, at May 27, 2003 was approximately $2,136,000.

     The number of shares outstanding of Registrant's Common Stock, par value $.04 per share, at May 27, 2003 was 5,121,471.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
                                      ----

This document consists of 4 pages.

                                EXPLANATORY NOTE

          This Report on Form 10-K/A amends and restates the following items of the Annual Report on Form 10-K of BCT International, Inc. for the fiscal year ended February 28, 2003. The purpose of this amendment is to: (1) provide additional financial statement disclosure of the approval by the Company's Board of Directors of a Definitive Merger Agreement signed on May 29, 2003 and (2) correct non-material information included in the Definitive Merger Agreement filed as Exhibit 10.16 to Form 10-K.

Page 42 of Form 10-K shall be amended to include the following additional footnote disclosure:

NOTE 12:  SUBSEQUENT EVENT

On May 28, 2003, the Board of Directors of the Company approved a definitive merger agreement, effective May 29, 2003, between Phoenix and the Company's Chairman (collectively the Acquisition Group) and the Company providing for the Acquisition Group to purchase all of the shares of the Company's outstanding common stock not owned by the Acquisition Group at a price of $2.00 per share. Completion of the transaction is subject to customary closing conditions, including approval by the holders of a majority of the BCTI shares held by persons other than members of the Acquisition Group.

Section 3.1 (c) (i) of Exhibit 10.16 to Form 10-K shall be amended to read as follows:

   (c) Capital Structure. (i) The authorized capital stock of the Company consists of 25,000,000 shares of Company Common Stock. As of the date hereof, (A) 5,121,471 shares of Company Common Stock were outstanding,
        (B) 813,960 Company Stock Options were outstanding, each such option entitling the holder thereof to purchase one share of Company Common Stock, (C) 813,960 shares of Company Common Stock are authorized and reserved for issuance upon the exercise of outstanding Company Stock Options, and (D) 706,987 shares of Company Common Stock were held by the Company in its treasury or by its Subsidiaries.

In addition, Section 8.4 of Exhibit 10.16 Form 10-K shall be amended by the addition of the date May 29, in the blank space provided.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BCT INTERNATIONAL, INC.

       DATE:   June 3, 2003                     By:  Michael R. Hull
            ----------------------                   ---------------------------
                                                     Michael R. Hull
                                                     Vice President, Treasurer &
                                                     Chief Financial Officer

                                  Certification

I, William A. Wilkerson, certify that:

1.  I have reviewed this annual report on Form 10-K/A of BCT International, Inc.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 3, 2003

/s/  William A. Wilkerson
--------------------------------
William A. Wilkerson
Chairman and
Chief Executive Officer

                                  Certification

I, Michael R. Hull, certify that:


1.  I have reviewed this annual report on Form 10-K/A of BCT International, Inc.


2. Based on my knowledge, the annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               Date: June 3, 2003

/s/  Michael R. Hull
------------------------------
Michael R. Hull
Treasurer, Secretary and
Chief Financial Officer