Form 10-Q
period 2003-05-31
BCT INTERNATIONAL INC /
filed 2003-07-15
CIK 351541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended May 31, 2003

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

Number of shares of common stock outstanding as of July 14, 2003: 5,121,471

BCT INTERNATIONAL, INC.

PART I. FINANCIAL STATEMENTS

BCT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(000’s omitted)

	May 31, 2003	February 28, 2003
	(UNAUDITED)
ASSETS
Current assets:
Cash	$4,893	$4,276
Accounts and notes receivable, net	3,089	3,117
Inventory, net	2,369	2,735
Assets held for sale, net	90	85
Prepaid expenses and other current assets	331	314
Deferred income taxes	419	406

Total current assets	11,191	10,933
Accounts and notes receivable, net	4,568	4,721
Property and equipment at cost, net	988	1,034
Deferred income taxes	1,067	919
Deposits and other assets	43	48
Trademark and other intangible assets, net	174	180

Total assets	$18,031	$17,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$610	$901
Notes payable	113	113
Accrued liabilities	671	462
Deferred revenue	55	55

Total current liabilities	1,449	1,531
Notes payable, less current maturities	390	410
Deferred revenue	314	335

Total liabilities	2,153	2,276

Minority interest	25	18

Stockholders’ equity:
Common stock, $.04 par value, 25,000 shares authorized, 5,828 shares issued	233	233
Paid in capital	12,605	12,605
Retained earnings	4,587	4,275

	17,425	17,113
Less: Treasury stock, at cost, 707 shares	(1,572)	(1,572)

Total stockholders’ equity	15,853	15,541

Total liabilities and stockholders’ equity	$18,031	$17,835

The accompanying notes are an integral part of the condensed consolidated financial statements.

BCT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31
	2003	2002
Revenues:
Royalties and franchise fees	$1,389	$1,380
Paper and printing sales	3,084	3,242
Sales of Franchises	9	1
Sales Company-owned Franchises	743	—
Interest and other	195	217

	5,420	4,840

Expenses:
Cost of paper and printing sales	2,667	2,763
Cost of sales Company-owned Franchises	166	—
Selling, general and administrative	2,008	1,535
Depreciation and amortization	77	56

	4,918	4,354

Income before provision for income taxes	502	486
Income tax provision	190	184

Net income	$312	$302

Net income per common share:
Basic	$.06	$.06

Diluted	$.06	$.06

The accompanying notes are an integral part of the condensed consolidated financial statements.

BCT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MAY 31, 2003

(UNAUDITED)

000’s omitted

	Common Stock		Paid In Capital	Retained Earnings	Less: Treasury Stock	Total
	Number of Shares	Par Value
Balance February 28, 2002	5,828	$233	$12,605	$4,275	$(1,572)	$15,541
Net income	—	—	—	312	—	312

Balance May 31, 2002	5,828	$233	$12,605	$4,587	$(1,572)	$15,853

The accompanying notes are an integral part of the condensed consolidated financial statements.

BCT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(000’s omitted)

	Three months ended May 31
	2003	2002
Cash flows from operating activities:
Net income	$312	$302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77	56
Provision for doubtful accounts	225	350
Provision for inventory obsolescence	25	25
Changes in operating assets and liabilities:
Accounts and notes receivable	27	438
Inventory	341	(847)
Assets held for sale	(5)	15
Prepaid expenses and other assets	(17)	9
Deferred income taxes	(161)	(105)
Accounts payable and accrued liabilities	(82)	(86)
Deferred revenue	(21)	(93)

Net cash provided by operating activities	721	64

Cash flows from investing activities:
Capital expenditures	(84)	(15)

Net cash (used) in investing activities	(84)	(15)

Cash flows from financing activities:
Principal payments on notes payable	(20)	(252)

Net cash (used) in financing activities	(20)	(252)

Net increase (decrease) in cash	617	(203)
Cash at beginning of period	4,276	4,819

Cash at end of period	$4,893	$4,616

The accompanying notes are an integral part of the condensed consolidated financial statements.

BCT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(000’s omitted, except per share data)

May 31, 2003

1.	In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of May 31, 2003.

2.	The results for the three month periods ended May 31, 2003 and 2002, are not necessarily indicative of results that may be expected for the fiscal year.

3.	For the three months ended May 31, 2003 and 2002, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options.

For the three months ended May 31, 2003 and 2002, the number of shares used for both the basic and diluted earnings per share calculations were 5,121. All of the stock options outstanding for both periods were excluded from the diluted earnings per share calculation as their impact was anti-dilutive. In 2003 and 2002, 814 options and 885 options, respectively, were excluded.

4.	The Company utilizes an asset and liability approach in accounting for income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax return. In estimating future tax consequences, consideration is given to all expected future events other than enactments of changes in the tax law or rates.

5.	The Company has four reporting segments (1) Franchisor Operations, (2) Pelican Paper Products (3) Other Operations and (4) Company-owned Franchises. The Company evaluates the performance of its segments based on earnings before income taxes.

The Company is organized on the basis of business activity units. The table below presents information about reported segments for the three months ended May 31:

2003	Franchisor	Pelican Paper	Other	Company Owned Franchises	Total
Revenues	$1,398	$3,084	$195	$743	$5,420
Cost of sales	—	2,667	—	166	2,833
Operating expenses	1,267	155	—	663	2,085

Income (loss) before income taxes	$131	$262	$195	$(86)	$502

Depreciation and amortization	$31	$22	$—	$24	$77

Income tax provision (benefit)	$50	$99	$74	$(33)	$190

Capital expenditures	$8	$2	$—	$74	$84

2002
Revenues	$1,381	$3,242	$217	$—	$4,840
Cost of sales	—	2,763	—	—	2,763
Operating expenses	1,436	155	—	—	1,591

Income before income taxes	$(55)	$324	$217	$—	$486

Depreciation and amortization	$32	$24	$—	$—	$56

Income tax provision	$(21)	$123	$82	$—	$184

Capital expenditures	$11	$4	$—	$—	$15

BCT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(000’s omitted, except per share data)

May 31, 2003

6.	On March 31, 2003, BCT Enterprises of Tampa, Inc., wholly owned by the Company, acquired certain assets of TBDS, Inc., the entity that operates the Company’s 56% Company-owned franchise in Tampa, Florida. Those assets, consisting primarily of receivables, inventory and equipment, were acquired in exchange for the assumption of certain of TBDS, Inc.’s liabilities in the amount of $345 and the Company’s assignment to TBDS, Inc. of a receivable due the Company from the minority shareholder of TBDS, Inc. in the amount of $181. The results of operations of BCT Enterprises of Tampa, Inc. since March 31, 2003 (a loss of $4) have been included in the condensed statement of operations for the period ended May 31, 2003. On June 2, 2003 the minority shareholder exercised his right of dissent and sold his remaining 44% interest in TBDS, Inc. to the Company for $1.

7.	On May 28, 2003, the Company’s Board of Directors approved a Definitive Merger Agreement dated May 29, 2003 between the Company and Phoenix Acquisition Group of Florida (Phoenix), a Company owned by the Company’s Chairman and Chief Executive Officer, whereby Phoenix has agreed to acquire all the shares of the Company’s common stock not currently held by Phoenix or the Chairman, in exchange for the payment of $2.00 per share. The Company’s preliminary proxy statement relating to the merger has been submitted to the Securities and Exchange Commission (the SEC) for its review. Closing of the merger is conditional upon, among other things, SEC clearance for dissemination of the definitive proxy statement and approval by holders of a majority of the Company’s shares not owned by the acquisition group.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenues increased $580,000 or 12% for the quarter ended May 31, 2003, as compared to the corresponding period in the prior fiscal year. Royalty revenues increased $9,000 or 1% due to an increase in sales by the BCT network of franchises. Sales of Company-owned Franchises increased $743,000 or 100% as there were no Company-owned Franchises in the first quarter of the prior fiscal year. These increases were offset by decreases in paper and printing sales of $158,000 or 5% and interest and other revenue of $22,000 or 10% as a result of a decrease in interest income due to the maturing of the notes receivable portfolio.

Cost of paper and printing sales as a percentage of paper and printing sales was 86% and 85%, respectively, for the quarters ended May 31, 2003 and 2002. Fluctuations in this percentage result primarily from changes in the sales mix.

Selling, general and administrative expenses represented 37% and 32% of gross revenues for the quarters ended May 31, 2003 and 2002, respectively. These expenses were higher in fiscal 2003 primarily as a result of expenses related to Company-owned Franchises which amounted to $663,000 for the three month period indeed May 31, 2003. This increase was offset by a decrease in the provision for bad debts of $125,000.

Liquidity and Capital Resources

Cash resources increased $617,000 during the first quarter of fiscal 2004. The Company generated $721,000 from operations. The Company made debt payments totaling $20,000.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of July 14, 2003 and believe that they are effective.

Change in Internal Controls

Not applicable.

Part II OTHER INFORMATION AND SIGNATURES

Item 6.	Exhibits and Reports on Form 8-K

(a) No exhibits

(b) No reports on Form 8-K were filed by the Company during the period ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCT INTERNATIONAL, INC. (Registrant)

Date:	July 14, 2003	By:	/s/ WILLIAM WILKERSON
William Wilkerson
Chief Executive Officer

Date:	July 14, 2003	By:	/s/ MICHAEL R. HULL
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

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

July 14, 2002	/s/ WILLIAM A. WILKERSON
Date	William A. Wilkerson
Chief Executive Officer

Certification of Chief Financial Officer

I, Michael R. Hull, Chief Financial Officer of BCT International, Inc., certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of BCT International, Inc;

(2)	Based on my knowledge, this quarterly report dos not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report; and

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

July 14, 2002	/s/ MICHAEL R. HULL
Date	Michael R. Hull
Chief Financial Officer