Form 10-K/A
period 2003-02-28
BCT INTERNATIONAL INC /
filed 2003-10-07
CIK 351541

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, par value $.04 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of Registrant’s voting stock held by non-affiliates of the Registrant, at May 27, 2003 was approximately $2,136,000.

The number of shares outstanding of Registrant’s Common Stock, par value $.04 per share, at May 27, 2003 was 5,121,471.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

This Report on Form 10-K/A amends and revises the following items of the Annual Report on Form 10-K and Form 10-K/A Amendment 1 of BCT International, Inc. for the fiscal year ended February 28, 2003. The purpose of this amendment is to incorporate comments received from the Corporate Finance Division of the Securities and Exchange Commission in connection with their review of the preliminary Proxy Statement Form PRER14A filed by the registrant on June 17, 2003.

Item 1. is revised such that Item 1. reads as follows:

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

Completion of the transaction is subject to customary closing conditions, including stockholder approval. In addition, the merger agreement requires approval by the holders of a majority of the Company’s shares held by persons other than members of the Acquisition Group The merger agreement does not include a financing contingency. See Certain Relationships and Related Transactions

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

BCT receives either a 5% or 6% royalty fee based on gross franchisee sales for original 15-25 year contracts. The royalty fee is dependent on the initial franchise agreement date. Generally, agreements dated through mid-1986 carry 5% royalties. Thereafter, the 6% royalty applies. Certain Franchises were granted a sliding scale of decreasing royalty rates based upon meeting specified quarterly sales plateaus in connection with the renewal of their franchise agreement. No franchise agreements are up for renewal in fiscal 2004. For fiscal years ended 2003, 2002, and 2001, continuing franchise royalties comprised approximately 27%, 30% and 28% of total revenue, respectively. PPP sales to the franchisees for fiscal years ended 2003, 2002, and 2001 were approximately 63%, 70%, and 72%, of total revenue, respectively.

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

The paper industry does suffer periodic shortages of specific paper products as well as price fluctuations caused by supply and demand changes, but these shortages and price fluctuations typically affect all similar types of printers in an industry such as similar products. Any increases in the cost of paper from the mills is generally passed on to the Franchises. It is not considered by BCT as very likely that any of its Franchises would be out of operation for any significant period of time due to an unavailability of raw materials resulting from major supply or price changes in the paper industry.

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

Research and Development

The Company performs ongoing research and development, seeking improvements in the operating procedures and products of its Franchises and development of proprietary software. These activities are primarily done at the Company’s corporate headquarters. Also, the Company often requests individual franchisees to perform tests of various equipment, materials or techniques in an actual production environment. The Company has invested in excess of $1.5 million in the research and development of Orderprinting.com™, an Internet-based order entry and distribution system. Additional investment, anticipated to be approximately $300,000 annually, will be required to enhance the system and to provide for the increasing volume of orders being processed in this manner.

Government Regulation

The Federal Trade Commission has adopted rules relating to the sales of franchises and disclosure requirements to potential franchise purchasers. Additionally, various states have adopted laws regulating franchise sales and operations. As a franchisor, the Company is required to comply with these federal and state regulations and believes that it is not operating in violation of any of these regulations. The annual cost of compliance with all state and federal regulations is approximately $170,000.

Employees

As of May 27, 2003, the Company has 42 employees, all of whom are located at either (i) the Company’s corporate headquarters in Fort Lauderdale, Florida, or (ii) the Company’s paper distribution warehouse and paper converting facility in Menasha, Wisconsin, none of whom are subject to collective bargaining agreements.

Financial Information Relating to Foreign and Domestic Operations

	February 28, 2003	February 28, 2002	February 28, 2001
Revenue:
Foreign operations	$659,000	$576,000	$811,000
Domestic operations	$18,387,000	$16,708,000	$17,926,000
Operating Profit:
Foreign operations	$56,000	$26,000	$454,000
Domestic operations (1)	$1,220,000	$787,000	$1,092,000
Identifiable Assets:
Foreign operations	$285,000	$299,000	$309,000
Domestic operations	$17,530,000	$16,779,000	$15,881,000

(1)	Amounts do not include losses from discontinued operations amounting to $31,000 for the fiscal year ended February 28, 2001.

Page 6, Item 6, is revised to the following disclosure:

Item 6.	Selected Financial Data (000’s omitted, except per share data)

OPERATIONS for the fiscal year ended:	Feb. 28, 2003	Feb. 28, 2002	Feb. 28, 2001	Feb. 29, 2000	Feb. 28, 1999
REVENUES:
Royalties and franchise fees	$5,221	$5,117	$5,267	$5,394	$5,356
Paper and printing sales	12,019	12,068	13,424	13,881	12,817
Sales of franchises	4	99	46	27	87
Company-owned franchise revenues	1,802	—	—	—	—

	19,046	17,284	18,737	19,302	18,260

EXPENSES:
Cost of paper and printing sales	10,410	10,592	11,605	11,574	10,939
Cost of Company-owned franchise revenues	448	—	—	—	—
Selling, general and administrative	7,403	6,376	6,455	6,619	4,290
Depreciation and amortization	278	226	232	189	186

	18,539	17,194	18,292	18,382	15,415

	507	90	445	920	2,845
Interest and other income	769	723	692	347	347
Legal settlement	—	—	—	941	—

Income from continued operations before income taxes	1,276	813	1,137	2,208	3,191
Income tax provision	491	321	442	837	690

Income from continued operations	785	492	695	1,371	2,501
Discontinued operations (2):
Loss from Company owned Franchises operated under a plan of disposition, net of income tax benefit	—	—	(31)	(357)	(327)

Net income	$785	$492	$664	$1,014	$2,174

Earnings (loss) per common share:
Income from continued operations	$.15	$.10	$.13	$.26	$.47
Loss from discontinued operations	—	—	(.01)	(.07)	(.06)

Basic	$.15	$.10	$.13	$.19	$.41

Income from continued operations	$.15	$.10	$.13	$.25	$.45
Loss from discontinued operations	—	—	(.01)	(.06)	(.06)

Diluted	$.15	$.10	$.13	$.19	$.39

Total assets	$17,835	$17,078	$16,190	$17,321	$15,235
Long-term debt	$410	$—	$236	$330	$433
Preferred stock	$—	$—	$—	$—	$60
Working capital	$9,402	$8,285	$6,921	$5,666	$6,424
Stockholders’ equity (1)	$15,541	$14,756	$14,284	$13,756	$12,892

(1)	During the five fiscal years ended February 28, 2003, no cash dividends have been declared on the Common Stock outstanding.
(2)	Discontinued operations are discussed in Note 2 to the Consolidated Financial Statements.

Item 7 is revised to read as follows:

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Fiscal 2003 Compared to Fiscal 2002

Total revenue for fiscal 2003 increased $1,762,000 or 10.2%. Royalties increased $104,000 or 2%. Paper and printing sales decreased $49,000 or 0.4%. Revenues of Company-owned franchises increased $1,802,000 or 100%. Revenues from sales of franchise decreased $95,000 or 96%.

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

Selling, general and administrative expenses represented 39%, 37% and 34% of total revenue, respectively, for fiscal 2003, 2002 and 2001. The increase in the fiscal 2003 percentage is primarily the result of the acquisition of two Company-owned franchises in fiscal 2003. During fiscal 2003, bad debt expense increased $180,000 or 13.8%. Selling, general and administrative expenses for BCT Tampa and BCT San Carlos amounted to $503,000 and $492,000, respectively. These increases were partially offset by a decrease in salaries and employee benefits of $430,000 or 13.5%, a decrease in research and development costs of $114,000 or 43% and a decrease in legal costs of $31,000 or 11%. Salaries and employee benefits were higher in fiscal 2002 as result of severance paid to the prior President and CEO and three other employees amounting to approximately $407,000. The higher legal costs in fiscal 2002 were primarily the result of the proposed merger of the Company with Phoenix Group of Florida, Inc. See Item 13. “Certain Relationships and Related Transactions.”

Fiscal 2002 Compared to Fiscal 2001

Total revenues for fiscal 2002 decreased $1,453,000, or 8%. Royalties decreased $150,000 or 3%. Paper and printing sales decreased $1,356,000 or 10%. These decreases were partially offset by an increase in revenue from sales of franchises of $53,000 or 115%.

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

Selling, general and administrative expenses represented 37%, 34% and 34% of total revenue, respectively for fiscal 2002, 2001 and 2000. The increase in the fiscal 2002 percentage is primarily the result of the decrease in total revenues in fiscal 2002. During fiscal 2002, expenses for research and development decreased $403,000 or 60% as the Company migrated from the use of outside programmers to an in-house programmer. In addition, bad debt expense decreased $152,000 or 10% and travel expense decreased by $81,000 or 45%. These decreases were offset by increases in (i) salaries and employee benefits of $307,000 or 11% which resulted from severance paid to the prior President and CEO and three other employees amounting to approximately $407,000 and (ii) an increase in legal and professional fees of $313,000 or 133%, primarily the result of the proposed merger of the Company with Phoenix Group of Florida, Inc. See Item 13. “Certain Relationships and Related Transactions.”

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

The Company believes that internally generated funds will be sufficient to satisfy its working capital and capital expenditure requirements for the foreseeable future; however, there can be no assurance that external financing will not be needed. During fiscal 2003, the Company renewed a one year renewable $2 million line of credit with Bank of America, N.A., bearing interest of LIBOR + 235 basis points and secured by substantially all the assets of the Company. No advances have been made on the line as of May 27, 2003.

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

Selected Quarterly Financial Data

Quarterly financial results were as follows: (000’s omitted, except per share data)

	Quarters Ended
	May 31		Aug. 31		Nov. 30		Feb. 28
Fiscal 2003
Revenues	$4,663	(b)	$4,234	(b)	$4,644	(b)	$4,739	(b)
Operating income	486		198		193		399

Net income	$302		$115		$118		$250

Earnings per share:
Basic	$0.06		$0.02		$0.02		$0.05

Diluted	$0.06		$0.02		$0.02		$0.05

Fiscal 2002
Revenues	$4,602		$4,398		$4,162		$4,122
Operating income (loss)	110		342		483		(122)

Net income (loss)	$67		$209		$291		$(75	) (a)

Earnings per share:
Basic	$0.01		$0.04		$0.06		$(0.01)

Diluted	$0.01		$0.04		$0.06		$(0.01)

(a)	The 4th quarter loss was attributable to additional bad debt expense due to the unanticipated seizure of a franchise in January 2002.
(b)	Quarterly revenues do not include the revenues of the 50% Company-owned Hawaii franchise whose results are reflected net above, but are consolidated elsewhere in this document for fiscal 2003.

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

Item 13. is revised to read as follows:

Item 13.    Certain Relationships and Related Transactions

In February 1996, a company of which Mr. Wilkerson, the Chairman of the Board and Chief Executive Officer, was a 50% shareholder, purchased the Honolulu, Hawaii franchise (the “Hawaii Franchise”) for a total purchase price of $400,000 plus accounts receivable and inventory. The other shareholder was Val Antrim, joined by his wife Rosemary, the franchisee of the BCT plant in Addison, Illinois. The purchase price was payable pursuant to a $325,000 promissory note, representing an assumption of the prior franchisee’s debt to the Company and a $108,000 promissory note representing the value of the inventory and accounts receivable acquired. The $325,000 note bore interest at 8% per year and required equal monthly payments of principal and interest for 10 years based on a 15-year amortization, with a balloon payment due at the end of 10 years. The $108,000 note bore interest at 8% per year and was payable in five years pursuant to equal monthly payments of principal and interest. During fiscal 1997, the Company advanced an additional $65,000 to the Hawaii Franchise in exchange for three promissory notes due February 28, 1997 bearing interest of 8% (the “$65,000 notes”). The Hawaii Franchise notes were secured by pledges of substantially all of the assets of the Hawaii Franchise, as well as the joint and several personal guarantees of the shareholders.

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

As of May 2001, the Hawaii Franchise was 57 months behind on payments under the $325,000 note and 57 months behind on payments under the $108,000 note. Not payments had been made on the $65,000 notes. Further, the Hawaii Franchise’s debt to the Company for paper purchases, royalties and other advances totaling $581,000 was more than 90 days past due. In May 2001, in a transaction designed to strengthen the Hawaii Franchise and maintain a presence in Hawaii to support national accounts, the Board of Directors approved the Company’s purchase of 50% of the Hawaii Franchise from Mr. Wilkerson’s partner, Mr. Antrim, who had filed for protection under Chapter 7 of the U.S. bankruptcy code in March 2001, in exchange for forgiveness of 50% of the principal amounts owed to the Company by the Hawaii Franchise ($566,000). In connection with the purchase, the Company realized a loss amounting to approximately $466,000, representing the excess of amounts forgiven over the fair market value of the assets acquired. This loss was specifically reserved for in a prior year. In connection with this transaction, the Company received a promissory note from Mr. Wilkerson for the remaining principal balance due the Company ($566,000). The note bears interest of 8% and requires monthly installments of principal and interest consisting of Mr. Wilkerson’s proportional share of the monthly cash flow of the business until May 25, 2006 when the remaining principal and accrued interest is due. During the fiscal year ended February 28, 2003, no payments were made under the note because the Hawaii Franchise failed to generate positive cash flow. The Hawaii Franchise remains owned 50% by Mr. Wilkerson and 50% by the Company.

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

As collateral for their reimbursement obligations, Wilkerson and Phoenix granted to the Company a first priority security interest in all shares of the Company’s common stock which Phoenix purchased with the borrowed funds and a subordinated security interest in the 935,382 shares of the Company’s common stock already owned by Phoenix and pledged to the bank.

On August 29, 2001, Phoenix purchased an aggregate of 618,482 shares of the Company’s common stock from Steven N. Bronson and Catalyst Financial, LLC, at a price of $1.50 per share. On September 1, 2001, pursuant to the LeVine Trust option assigned by Wilkerson to Phoenix, Phoenix exercised the option and purchased the 623,782 shares held by the LeVine Trust at a purchase price of $1.75 per share. In connection with the exercise of the option, Phoenix made of payment of $45,484 to the LeVine Trust at the closing and Mr. Wilkerson executed a two-year promissory note in favor of the LeVine Trust for the balance of the aggregate exercise price of $1,046,134. Between August 20 and October 21, 2001, Phoenix purchased an aggregate of 454,036 shares of common stock from various shareholders in private transactions for an aggregate purchase price of $408,632 ($.90 per share). The funds used for these private purchases came from the proceeds of the bank loan.

On September 20, 2001, Phoenix presented a written offer to purchase all of the Company’s shares not owned by Phoenix at a price of $.85 per share. On November 26, 2001, after two months of negotiations between Phoenix and the Special Committee and extensive financial analysis by Capitalink, LLC as financial advisor to the Special Committee, the board of directors of the Company approved a definite merger agreement between the Company and Phoenix and Wilkerson providing for the Acquisition Group to purchase all of the shares of the Company’s outstanding common stock not owned by the Acquisition Group at a price of $1.13 per share. Prior to approving the merger agreement, the board received an opinion from Capitalink stating its belief that the proposed merger consideration was fair from a financial point of view to the Company’s stockholders other than the Acquisition Group.

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

The Statement of Operations is revised as follows:

BCT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

	For the Fiscal year ended February 28, 2003	For the Fiscal year ended February 28, 2002	For the Fiscal year ended February 28, 2001
Revenues:
Royalties and franchise fees	$5,221	$5,117	$5,267
Paper and printing sales	12,019	12,068	13,424
Sales of franchises	4	99	46
Company-owned franchise revenues	1,802	—	—

	19,046	17,284	18,737

Expenses:
Cost of paper and printing sales	10,410	10,592	11,605
Cost of Company-owned franchise revenues	448	—	—
Selling, general and administrative	7,403	6,376	6,455
Depreciation and amortization	278	226	232

	18,539	17,194	18,292

Income from continued operations before interest and other income and income taxes	507	90	445
Interest and other income	769	723	692

Income from continued operations before income taxes	1,276	813	1,137
Income tax provision	491	321	442

Income from continued operations	785	492	695
Discontinued operations:
Loss from Company owned Franchises operated under a plan of disposition, net of tax benefit of $0, $0, and $19, respectively	—	—	(31)

Net income	$785	$492	$664

Net income (loss) per common share
Income from continued operations	$.15	$.10	$.13
Loss from discontinued operations	—	—	(.01)

Basic	$.15	$.10	$.13

Income from continued operations	$.15	$.10	$.13
Loss from discontinued operations	—	—	(.01)

Diluted	$.15	$.10	$.13

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Trademark and Other Intangible Assets is revised as follows:

Trademark and Other Intangible Assets

The trademark is amortized using the straight-line method over 17 years. Other intangible assets consist of the excess of purchase price over the fair value of the net assets acquired relating primarily to the acquisition of the Canadian franchise rights in fiscal 1994. The amortization period for the Canadian franchise rights is 19 years, which represented the remaining life of the franchise agreement acquired. As of February 28, 2003 and 2002, accumulated amortization of intangible assets amounted to $294 and $268, respectively. In June 2001 SFAS No. 142, “Goodwill and Other Intangible Assets” was issued. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires an impairment review of both of these non-amortizable intangible assets annually, or when events or circumstances dictate. Identifiable intangible assets with a determinable useful life will continue to be amortized. The Company adopted SFAS 142 effective March 1, 2002. Upon initial application of SFAS No. 142, the Company did not identify impairment losses for intangible assets resulting from a transitional impairment test and as a result, the adoption of this standard did not have an effect on Company’s financial position and results of operations because there is no goodwill included in trademark and other intangible assets.

Revenue recognition footnote revision

Note 1 - Business and Summary of Significant Accounting Policies, Sale of Franchises, is revised to read as follows:

Sales of Franchises

In accordance with SFAS No. 45, “Accounting for Franchise Fee Revenue”, revenue from sales of individual franchises, including the initial equipment package, is recognized upon the opening of the related franchise and when all significant services or conditions relating to the sale have been substantially performed. When these criteria have not been met, then the net profit from the sale has been deferred and characterized as deferred revenue.

Note 3 - Accounts and Notes Receivable, paragraph 3 is revised to read as follows:

At February 28, 2001, $485 of notes receivable, with an 8% interest rate per annum were related to the purchase of a franchise by South Pacific Wholesale Printers, Inc. (“SPWP”). The Chairman of the Board of the Company owns 50% of SPWP and was a guarantor of SPWP’s debt to the Company. Receivables for paper and royalties due to the Company from this Franchise as of February 28, 2001, amounted to $418. Reserves were recorded on the receivables relating to this Franchise. Revenues from the Hawaii Franchise amounted to $155 in fiscal 2001. On May 25, 2001, the Company purchased a 50% interest in South Pacific Wholesale Printers, Inc. from the Chairman’s partner in exchange for forgiveness of 50% of the principal amounts due to the Company by the Franchise, ($566). As a result of the purchase, the Company realized a loss of approximately $466 in fiscal 2002 representing the excess of amounts owed over the fair market value of the assets acquired. This loss was specifically reserved for at February 28, 2001 and was recognized as bad debt expense. In connection with the purchase transaction, the Company received a promissory note from the Chairman for the remaining principal balance due the Company ($566). This note bears interest of 8% and is payable in monthly installments equal to the Chairman’s proportionate share of the monthly cash flow of the Franchise until May 25, 2006 when the remaining principal and accrued interest is due. The Company believes principal and interest due under this note are ultimately recoverable because the Hawaii franchise has recently begun to generate positive cash flow. Further, the Company believes the Chairman should be able to pay the note in the event the Hawaii franchise does not generate sufficient cash flow to repay this obligation. In May 20000, the Chairman pledged 100,000 shares of the Company’s Common Stock to secure his guarantee of SPWP’s debt to the Company. NO payments were made on this note during the fiscal year ended February 28, 2003 and 2002. The Company recognized losses of $48 relating to the Hawaii franchise in fiscal 2002.

Note 5 - Sales and Acquisitions of Company-owned Franchises, paragraph 2 is revised to read as follows:

On March 31, 2003, TBDS, Inc. sold certain assets to BCT Enterprises of Tampa, Inc., a wholly owned subsidiary of BCT, in exchange for the assumption of certain of TBDS, Inc.’s liabilities in the amount of $526. These liabilities consisted primarily of equipment leases and trade payables to third parties. In addition, BCT assigned to TBDS, Inc. the rights to $181 of receivables from TBDS, Inc’s minority shareholder. These receivables consisted of royalties and paper purchases for which the minority shareholder was personally liable under the franchise agreement. The Company has recorded this as a purchase and, consequently, the results of operations of BCT Enterprises of Tampa, Inc. will be included in the consolidated statement of operations.

Note 9 - Commitments and Contingencies, paragraph 5 is revised to read as follows:

In fiscal 2002, the Board of Directors of the Company approved the Company’s guarantee of a $2 million bank line of credit for Phoenix Group of Florida, Inc., a company owned by the Chairman. The proceeds from the line of credit could be used by Phoenix to acquire shares of the Company’s common stock. The terms of the guarantee are the same as the terms of the line of credit. In connection with the guarantee, the Chairman’s employment agreement was terminated on February 28, 2002. In June 2002, the Board of Directors approved an increase in the Chairman’s annual base salary to $465 after receiving approval by the Compensation Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

BCT INTERNATIONAL, INC.

DATE: October 7, 2003	By:	/s/ MICHAEL R. HULL
Michael R. Hull Vice President, Treasurer & Chief Financial Officer