Form 10-Q
period 2003-08-13
BCT INTERNATIONAL INC /
filed 2003-10-15
CIK 351541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended August 31, 2003

Commission File No. 0-10823

BCT INTERNATIONAL, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	22-2358849
(State of Incorporation)	(IRS Employer Identification Number)

3000 NE 30th Place, 5th Floor, Fort Lauderdale, FL	33306
(Address of principal executive offices)	(Zip Code)

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

October 15, 2003: 5,121,471

BCT INTERNATIONAL, INC.

INDEX

		PAGE NUMBER
PART I.	FINANCIAL INFORMATION

	CONDENSED CONSOLIDATED BALANCE SHEETS—August 31, 2003 and February 28, 2003	2

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—for the three months ended August 31, 2003 and August 31, 2002 and the six months ended August 31, 2003 and August 31, 2002	3

	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—for the six months ended August 31, 2003	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—for the six months ended August 31, 2003 and August 31, 2002	5

	Notes to Condensed Consolidated Financial Statements	6-7

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-9

PART II.	OTHER INFORMATION AND SIGNATURES

	Signatures	10

	Certifications and Exhibits	11-14

PART I.    FINANCIAL STATEMENTS

BCT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s omitted)

	August 31, 2003	February 28, 2003
ASSETS
Current assets:
Cash	$5,663	$4,276
Accounts and notes receivable, net	2,627	3,117
Inventory, net	2,364	2,735
Assets held for sale, net	112	85
Prepaid expenses and other current assets	166	314
Deferred income taxes	419	406

Total current assets	11,351	10,933

Accounts and notes receivable, net	4,723	4,721
Property and equipment at cost, net	954	1,034
Deferred income taxes	964	919
Deposits and other assets	43	48
Trademark and other intangible assets, net	168	180

Total assets	$18,203	$17,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,013	$901
Notes payable	113	113
Accrued liabilities	320	462
Deferred revenue	55	55

Total current liabilities	1,501	1,531

Deferred revenue	299	335
Notes payable	352	410

Total liabilities	2,152	2,276

Minority interest	27	18

Stockholders’ equity:
Common stock, $.04 par value, 25,000 shares authorized, 5,828 shares issued	233	233
Paid in capital	12,605	12,605
Retained earnings	4,758	4,275

	17,596	17,113
Less: Treasury stock, at cost, 707 shares	(1,572)	(1,572)

Total stockholders’ equity	16,024	15,541

Total liabilities and stockholders’ equity	$18,203	$17,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

BCT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(000’s omitted)

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002
Revenues:

Royalties and franchise fees	$1,290	$1,241	$2,679	$2,621
Paper and printing sales	2,871	2,903	5,955	6,145
Company-owned franchise sales	740	76	1,483	76
Sales of Franchises	—	1	9	2

	4,901	4,221	10,126	8,844

Expenses:

Cost of paper and printing sales	2,545	2,523	5,212	5,286
Cost of Company-owned franchise sales	159	19	325	19
Selling, general and administrative	1,985	1,620	3,993	3,155
Depreciation and amortization	81	55	158	111

	4,770	4,217	9,688	8,571

Income before interest and other income and provision for income taxes	131	4	438	273

Interest and other income	159	194	354	411

Income before provision for income taxes	290	198	792	684
Provision for income taxes	119	83	309	267

Net income	$171	$115	$483	$417

Earnings per share:

Basic	$.03	$.02	$.09	$.08

Diluted	$.03	$.02	$.09	$.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

BCT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED AUGUST 31, 2003

(UNAUDITED)

000’s omitted

	Common Stock				Less: Treasury Stock
	Number of Shares	Par Value	Paid In Capital	Retained Earnings		Total

Balance February 28, 2003	5,828	$233	$12,605	$4,275	$(1,572)	$15,541

Net income	—	—	—	483	—	483

Balance August 31, 2003	5,828	$233	$12,605	$4,758	$(1,572)	$16,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

BCT INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(000’s omitted)

	Six months ended August 31,

	2003	2002
Cash flows from operating activities:
Net income	$483	$417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158	111
Provision for doubtful accounts	450	700
Provision for inventory obsolescence	50	50
Other adjustments	9	—
Changes in operating assets and liabilities:
Accounts and notes receivable	38	(143)
Inventory	321	(788)
Assets held for sale	(27)	(72)
Prepaid expenses and other assets	153	(171)
Deferred income taxes	(58)	(219)
Accounts payable and accrued liabilities	(30)	414
Deferred revenue	(36)	(106)

Net cash provided by operating activities	1,511	193

Cash flows from investing activities:
Capital expenditures	(66)	(69)

Net cash (used in) investing activities	(66)	(69)

Cash flows from financing activities:
Principal payments on notes payable	(58)	(256)

Net cash (used in) financing activities	(58)	(256)

Net increase (decrease) in cash	1,387	(132)

Cash at beginning of period	4,276	4,819

Cash at end of period	$5,663	$4,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

BCT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(000’s omitted)

August 31, 2003

1.	In the opinion of management, the foregoing unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of August 31, 2003. The balance sheet as of February 28, 2003 was derived from audited financial statements.

2.	The results for the three and six month periods ended August 31, 2003 and 2002, are not necessarily indicative of results that may be expected for the fiscal year.

3.	For the three and six months ended August 31, 2003 and 2002, basic earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average number of shares of common stock outstanding and common stock equivalents which consist of stock options.

For the three and six months ended August 31, 2003 and 2002, the number of shares used for basic earnings per share calculations were 5,121,000. For the three and six months ended August 31, 2002, all of the stock options outstanding for both periods were excluded from the diluted earnings per share calculation as their impact was anti-dilutive. In fiscal 2003, 885,000 options were excluded. For the three and six months ended August 31, 2003, the number of shares used to calculate diluted earnings per share were 5,651,000.

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

BCT INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Continued …

(UNAUDITED) (000’s omitted)

August 31, 2003

5.	The Company has four reporting segments (1) Franchiser Operations, (2) Pelican Paper Products, (3) Company-owned Franchises and (4) Other Operations. The Company evaluates the performance of its segments based on earnings before income taxes. The Company is organized on the basis of business activity units. The table below presents information about reported segments for the three and six months ended August 31:

	Franchiser	Pelican Paper	Company owned Franchises	Other	Total
For the Three Months Ended August 31,
2003

Revenues	$1,290	$2,871	$740	$159	$5,060
Cost of sales	—	2,545	159	—	2,704
Operating expenses	1,248	184	634	—	2,066

Income (loss) before income taxes	$42	$142	$(53)	$159	$290

Depreciation and amortization	$31	$22	$28	$—	$81

Income tax (benefit) provision	$17	$58	$(21)	$65	$119

Capital expenditures	$—	$—	$(18)	$—	$(18)

2002

Revenues	$1,242	$2,903	$76	$194	$4,415
Cost of sales	—	2,523	19	—	2,542
Operating expenses	1,415	154	106	—	1,675

Income (loss) before income taxes	$(173)	$226	$(49)	$194	$198

Depreciation and amortization	$30	$25	$—	$—	$55

Income tax (benefit) provision	$(73)	$95	$(20)	$81	$83

Capital expenditures	$15	$12	$258	$—	$285

	Franchiser	Pelican Paper	Company owned Franchises	Other	Total
For the Six Months Ended August 31,
2003

Revenues	$2,688	$5,955	$1,483	$354	$10,480
Cost of sales	—	5,212	325	—	5,537
Operating expenses	2,515	339	1,297	—	4,151

Income (loss) before income taxes	$173	$404	$(139)	$354	$792

Depreciation and amortization	$62	$44	$52	$—	$158

Income tax (benefit) provision	$67	$158	$(54)	$138	$309

Capital expenditures	$8	$2	$56	$—	$66

2002

Revenues	$2,623	$6,145	$76	$411	$9,255
Cost of sales	—	5,286	19	—	5,305
Operating expenses	2,851	309	106	—	3,266

Income (loss) before income taxes	$(228)	$550	$(49)	$411	$684

Depreciation and amortization	$62	$49	$—	$—	$111

Income tax (benefit) provision	$(89)	$215	$(19)	$160	$267

Capital expenditures	$26	$16	$258	$—	$300

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

August 31, 2003

Results of Operations

Total revenues increased $680,000, or 16.1% for the three months ended August 31, 2003 as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable primarily to increases in (i) royalty revenue ($49,000 or 3.9%) and (ii) Company-owned Franchise sales of $664,000 or 874%. These increases were partially offset by a decrease in Paper and Printing Sales of $32,000 or 1% The increase in Company-owned Franchise Sales is the result of the Company acquiring two franchises in fiscal 2003, one in July and the other in September.

Total revenues increased $1,282,000, or 14.5% for the six months ended August 31, 2003 as compared to the corresponding period in the prior fiscal year. The increase in revenue is attributable to an increase in Company-owned Franchise Sales of $1,407,000 or 1851% and an increase in royalty revenue of $58,000 or 2.2%. These increases were partially offset by a decrease in Paper and Printing Sales of $190,000 or 3.1%.

Cost of paper and printing sales as a percentage of paper and printing sales was 89% and 88%, respectively, for the three and six months ended August 31, 2003 as compared to 87% and 86%, respectively, for the corresponding periods in fiscal 2003.

Selling and administrative expenses represented 40.5% and 38.4% of gross revenues for the three and six months ended August 31, 2003 as compared to 39.4% and 35.7% for the corresponding periods in fiscal 2003. The selling and administrative expense percentage is higher for the three and six months ended August 31, 2003 due to an additional selling and administrative expenses associated with the Company-owned Franchises which amounted to $634,000 and $1,297,000, respectively, for the three and six months ended August 31, 2003. These increases were partially offset by a decrease in the provision for bad debts of $250,000 for the six months ended August 31, 2003 as compared to the same period in the prior year.

Liquidity and Capital Resources

Cash resources increased $1,387,000 during the six months ended August 31, 2003. The Company generated $1,511,000 from operations during the six months ended August 31, 2003. During the first six months of fiscal 2003, the Company made debt payments totaling $58,000 and made capital expenditures of $66,000.

The Company believes current cash reserves and internally generated funds will be sufficient to satisfy the Company’s working capital and capital expenditure requirements for the foreseeable future; however, there can be no assurance that external financing will not be needed. The Company’s $2 million line of credit with a bank expired on September 19, 2003. No advances were ever made on the line.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company had no outstanding balances subject to market risk during the period covered by this report. The Company had a $2 million line of credit with a bank which bears interest at LIBOR + 2.35% which expired September 19, 2003.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of October 15, 2003 and believe that they are effective.

Change in Internal Controls

Not applicable.

Part II OTHER INFORMATION AND SIGNATURES

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No reports on Form 8-K were filed by the Company during the three month period ended August 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCT INTERNATIONAL, INC. (Registrant)

Date:	October 15, 2003	William Wilkerson

William Wilkerson
Chairman, President & Chief Executive Officer

Date:	October 15, 2003	Michael R. Hull

Michael R. Hull
Vice President & Chief Financial Officer